Form 10-K
period 1995-12-31
CALIFORNIA ENGELS MINING CO
filed 1996-03-28
CIK 16317

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 for the Fiscal Year Ended December 31, 1995
Commission File No. 1-3871

CALIFORNIA-ENGELS MINING COMPANY

Incorporated in the State of California
IRS Employer I.D. No. 94-0357560

117 Crescent Street
P. O. Box 778
Greenville, California 95947-0778
Telephone Number (916) 284-6191

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT

Title of Each Class - Capital Stock, par value, $0.25 per share.

Number of Shares outstanding: 761,257.6

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90
days.  Yes:  X      No:

  As of March 3, 1995, 761,257.6 capital shares were outstanding, and the aggregate market value of the common shares of California-Engels Mining Company held by nonaffiliates was approximately
$348,181.

Documents Incorporated by Reference: NONE

Filing Contains 24 Pages

PART 1

ITEM 1.  BUSINESS

   Registrant was incorporated under the laws of the State of California on July 12, 1922, under the name of California Copper Corporation, as a holding company for the shares of Engels Copper Mining Company which was incorporated under the laws of the State of California on June 19, 1901. Engels Copper Mining Company was merged into California Copper Corporation on March 3, 1936, and the name of the merged company was changed to California-Engels Mining Company. Exploration and development commenced at the Engels Mine, Lights Creek Mining District, Plumas County, California, upon organization of Engels Copper Mining Company; but it was not until 1914 that milling facilities were available and actual production of copper started. From 1914 until operations were suspended due to the low price of copper in July, 1930, approximately 4,700,000 tons of ore were mined from the Engels and Superior mines and milled producing 160,170,000 pounds of copper and substantial values in gold and silver. Out of profits of this operation, the Registrant retired a bond issue of $500,000 and paid out more than $1,285,000 in dividends. During the 1930's the mining and milling plant, Engelmine townsite and the Indian Valley Railroad subsidiary were dismantled and sold.

   Registrant's mining properties have been continuously leased from September, 1947, to March, 1951; from March, 1951, to December, 1959; from November, 1960, to October, 1979; from August, 1980, to August, 1990; and from November, 1990, to April 1993. The lessee from 1964 to 1993 was Placer Dome U.S. Inc., San Francisco, the U.S. Subsidiary of Placer Dome Inc., Vancouver, B.C., Canada. The Mining Lease With Option to Purchase dated November 1, 1990, between the Registrant (Lessor) and Placer Dome U.S. Inc. (Lessee) was terminated by Placer Dome U.S. Inc. effective April 20, 1993. Registrant has received a substantial amount of technical data on its mining properties. Thousands of feet of drill core from the Superior Mine, Sulphide Ridge and the Engels Mine are stored at Crescent Mills, California.

   During the 1960's and 1970's Placer Dome U.S. Inc. conducted an exploration and development program on Registrant's Superior Mine, Sulphide Ridge property and Engels Mine. They identified two large porphyry-type copper bearing zones and estimated that the Superior Mine contains 72 million tons of 0.384 percent copper at a 0.2 percent cutoff, plus some silver credit; and the Sulphide Ridge area contains an undetermined large tonnage of low-grade material estimated to grade approximately 0.25 percent copper. The Engels Mine is estimated to contain 6.6 million tons of 0.781 percent copper amenable to bulk mining methods. Other exploration targets remain to be tested including an intensely sheared area in the quartz monzonite southeast of the Superior Mine and north of Superior Ridge, the Quigley Prospect; the area between the Superior and Engels mines in the quartz monzonite near its contact with the coarse grained granite; along the main fault zone and the metavolcanic, quartz diorite, gabbro contact northeast of the Engels Mine; and an indicated quartz monzonite intrusive beneath the Engels Mine where a deep ore system could be found. These deposits and prospects are not deemed economically attractive under current conditions for the mining industry in California and the United States.

   Registrant is subject to a State of California General
Industrial Activities Storm Water Permit. During the year, pursuant to the Registrant's Storm Water Pollution Prevention Plan, silt fences, catch and evaporation basins and storm records were maintained.

   Effective February 14, 1995, Registrant reached an agreement with Shasta Land Management Consultants, Redding California, to prepare a Non-Industrial Timber Management Plan to allow for future timber harvests and a Forest Management Plan to qualify for landowner assistance programs for forest improvement programs on Registrant's 938.12 acres on Lights Creek and 204.75 acres in Genesee Valley. The archaeological survey required by the plan began in August 1994, proceeded during 1995 and will continue in 1996 by two contract archaeologists.

  Application was made to the Plumas County Planning Department during the year for a General Plan Zone Change of 162.12 acres along Lights Creek to Important Timber and Prime Mining. The change became effective February 13, 1996.


ITEM 2.  PROPERTIES

   (a) Registrant is the fee owner of 36 patented lode mining claims totaling 736 acres, plus 162.12 acres of other patented land and holds eight unpatented lode mining claims totaling approximately 160 acres by right of location. All claims and patented land are located at Engelmine, Lights Creek Mining District, Plumas County, California. On August 31, 1995, Registrant completed the purchase of 40 acres of patented land at 6000 Diamond Mountain Road, on Lights Creek within two miles of the above property. None of the claims or patented lands are subject to any encumbrance. Pursuant to the provisions of Section 314 of Public Law 94-579 of the Federal Land Policy of 1976, all unpatented mining claims owned by the Registrant are recorded with the Bureau of Land Management. A Certification of Waiver of payment of the 1995 Maintenance Fee for unpatented mining claims was filed with the Bureau of Land Management for the assessment year ending August 31, 1995.

   (b) The Registrant is the fee owner of 11 patented lode mining claims totaling 204.75 acres and 184.20 acres of deeded mineral rights in the Genesee Mining District, Plumas County, California. None of the patented claims and mineral rights are subject to any encumberance.

ITEM 3.  LEGAL PROCEEDINGS

   None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 5.  MARKET FOR THE REGISTRANT'S CAPITAL STOCK AND RELATED
SHAREHOLDER MATTERS

   (a)  Principal Markets.

   Registrant's shares of Capital Stock are traded in the over-the-counter market and quoted in the "pink sheets" which are published daily by the National Quotation Bureau, Inc.

   The following table shows the high and low bid prices of Registrant's Capital Shares in the Over-the-Counter Market for the past two years:

                                High Bid           Low Bid
1995 Market Price               $ .75              $ .50

1994 Market Price               $ .75              $ .25

   (b)  Approximate number of holders of capital stock.

   The approximate numbers of holders of record of Registrant's
Capital Stock as of March 8, 1996, is 959.

   (c) The Registrant has never paid a dividend on its Capital Stock because it has had an accumulated operating deficit since the merger in 1936. The Board of Directors of the Registrant is endeavoring to maintain a strong liquid position so that funds are available for the maintenance of its mining properties and development of its timber resource. It is not the intention of the Registrant to pay dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

Year Ended December 31
Selected Financial Data  1995     1994     1993     1992    1991

-----------------------  ----     ----     ----     ----    ----
Operating Revenues        25,202   22,935   23,835   43,876  21,828
Net Income (Loss)         (2,719)  (9,024)  54,455   19,534  11,149
Income (loss) from
 continuing operations
 per capital share        (.004)  (.0118)    .0715    .0257   .0147
Total Assets             355,732  338,175  354,647  301,478  78,008
Working Capital           22,830   12,032   59,876   59,081  78,395
Shareholder's Equity     355,682  329,325  336,174  281,718 262,187

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

   (a) Financial condition, changes in financial condition and results of operations.

   (1)  Liquidity and capital resources.

   During seventeen years, the Board of Directors of the Registrant has endeavored to increase working capital, total assets and shareholder's equity in the event that its lessee, Placer Dome, U.S. Inc., terminated its Mining Lease With Option to Purchase agreement and return the mining properties to the Registrant. This event occurred effective April 20, 1993. Changes in working capital, total assets and shareholder's equity for the past five years are summarized as follows:

Changes               1995     1994     1993     1992     1991
-------------         ----     ----     ----     ----     ----
Working
Capital ($)            22,830   12,032   59,876   59,081   78,395
Total Assets          355,732  338,175  354,647  301,478  278,008
Shareholders Equity   355,682  329,325  336,174  281,718  262,187

   The objective of the Board of Directors of the Registrant is to maintain a strong financial position so that funds are available for the maintenance of its mining properties and development of its timber resource.

  (2)  Results of operations.

  Registrant's principal sources of income are from interest, dividends, capital gains, sale of rock and the sale of timber. there is no assurance that any of the sources of income will continue at current rates into the future. The termination of the Mining Lease with Option to Purchase agreement substantially increased Registrant's property maintenance expenses.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Financial statements relying on Rule 3-11 of Regulation S-X which allows the filing of unaudited statements of inactive registrants are listed in the index to financial statements and schedules, and are included under PART IV, Item 14, of this report.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   There were no disagreements on accounting and financial disclosure matters required to be disclosed in this item.



PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   (a)  Identification of Directors.

Directors Name        Positions            Year First   Principal
and Age               and Offices          Elected      Occupation
-------------         -----------          ----------   ---------
Norman A. Lamb        President            1978         Mining
(59)                  & Director                        Executive
Greenville, CA

Thomas J. Reardon     Vice President       1975         Retired
(74)                  & Director
Daly City, CA

James E. Brousseau    Secretary-Treasurer  1987         Mining
(64)                  & Director                        Executive
Vallejo, CA

Richard C. Poulton    Director             1993         Senior
(52)                                                    Account
San Mateo, CA                                           Executive
                                                        FIserv,Inc.

   There are no arrangements or understandings between any of the foregoing persons and any other person or persons pursuant to which any of the foregoing persons were named as directors.

   (b)  Identification of Executive Officers.
Name of Officer           Age          Office Held

---------------           ----         -----------

Norman A. Lamb            59           President

James E. Brousseau        64           Secretary-Treasurer

   There are no arrangements or understandings between any of the foregoing persons and any other person or persons pursuant to which any of the foregoing persons were named as executive officers.

   (c)  Identification of certain significant employees.

   None

   (d) No family relationships exist between any of the above named directors and executive officers of the Registrant.

   (e)  Business experience.

     (1) Norman A. Lamb is a Mining Executive and an officer and director of several public mineral companies. He serves the Registrant as President, was Secretary-Treasurer until November 16, 1987, and has been a Director since 1978.

     (2) Thomas J. Reardon is retired and formerly was a Department Manager for Foremost Dairies. He serves the Registrant as Vice-president and has been a director since 1975.

     (3) James E. Brousseau is a Mining Executive and an officer and director of several public mineral companies. He was elected
Secretary-Treasurer and a Director on November 16, 1987.

     (4)  Richard C. Poulton is a Senior Account Executive,
Electronic Banking Services Division, FIserv Inc. He was elected a Director of the Registrant on March 27, 1993.

     (5) Leola M. Schwarz passed away on October 28, 1993, at the age of 95. She had served as a Director since 1976, was the mother of Thomas J. Reardon, an officer and director of the Registrant, and the widow of Paul W. Schwarz, an officer and director of the Registrant from 1954 to 1978.

   (f)  Involvement in certain legal proceedings.

   There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

   (g)  Compliance with Section 16(a) of the Exchange Act

   Registrant is not aware of any person who at any time during the year 1995 was a director, officer or beneficial owner of more than 10 percent of Registrant's capital stock who failed to file on a timely basis reports required by Section 16(a) during 1995 or prior years.


ITEM 11.  Executive Compensation

   (a)  Cash Compensation.

Name of individual or        Capacity      Cash Compensation
number in group
---------------------        ---------     -------------------

Norman A. Lamb               President     $0.00

Officers and Directors
 as a group - Four persons
 including those named above.              $0.00


   (b)  Compensation pursuant to plans.

   During the fiscal year, Norman A. Lamb was reimbursed for out-of-pocket expenses and mileage.

   (c)  Other compensation.

     None

   (d)  Compensation of directors.

   During the fiscal year, directors waived a fee of $500 each for their services as directors.

   (e) Termination of employment and change of control arrangement.

     None

ITEM 12.  Security Ownership of Certain Beneficial Owners and
Management

   (a)  Security ownership of certain beneficial owners.

   The following table shows, as of March 8, 1996, the number of shares of Capital Stock held by every person owning of record or known by the Registrant as owning beneficially more than five percent of the outstanding stock:

Security Ownership of Certain Beneficial Owners

Title of Class     Name and Address    Amount and Nature   Percent
                   of Owner            of Ownership        of Class
--------------     ---------------     -----------------   -------
Capital Stock      Norman A. Lamb      164,113 shares      21.6%
 Par Value         P. O. Box 778       owned of record and
 $0.25/share       Greenville, CA      beneficially*
                   95947

                   Poulton Trust       50,253 shares       6.6%
                   551 West 30th Ave   owned of record
                   San Mateo, CA
                   94403

                   Thomas J. Reardon   81,620 shares       10.7%
                   162 E Market St     owned of record
                   Daly City, CA       and beneficially**
                   94403

                   State Controller    97,657.4 shares     12.8%
                   State of CA         owned of record
                   Div. of Unclaimed
                   Property
                   P.O. Box 942850
                   Sacramento, CA
                   94250

* Includes 85,595 shares owned by Nevex Corporation, a Nevada corporation and wholly owned subsidiary of Jenex Gold Corporation, a Washington Corporation, of which Mr. Lamb is President, a Director and majority shareholder.

**  Includes 74,508 shares owned by Thomas J. Reardon, Edward P.
Reardon, Michael T. Reardon and Frank J. Reardon, as joint tenants with right of survivorship.

   (b)  Security ownership of management.

   The following table shows as of March 8, 1996, all shares of
Capital Stock beneficially owned by all directors and all directors and officers of Registrant as a group:
Capital Stock Beneficially Owned
Title
of Class        Name of Beneficial  Amount and Nature of  Percent
                Owner               Beneficial Ownership  of Class
--------------  ------------------  --------------------  --------
Capital Stock   James E. Brousseau  86,595 shares owned   11.4%
Par Value                           of record and
$0.25 per share                     beneficially*


                Norman A. Lamb      164,143 shares owned  21.6%
                                     of record and
                                     beneficially**

                Richard C. Poulton  50,253 shares owned   6.6%
                                     beneficially***

                Thomas J. Reardon   81,620 shares owned   10.7%
                                    of record and
                                    beneficially****

                All directors and   297,016 shares        39.0%
                officers as a group
                (four persons)

* Includes 85,595 shares owned by Nevex Corporation, a Nevada Corporation, and wholly owned subsidiary of Jenex Gold Corporation, a Washington corporation, of which Mr. Brousseau is Secretary-Treasurer, a Director and substantial shareholder. Mr. Brousseau may be deemed to have shared voting and investment power with respect to such shares.
** Includes 85,595 shares owned by Nevex Corporation, a Nevada corporation and wholly owned subsidiary of Jenex Gold Corporation, a Washington corporation, of which Mr. Lamb is President, a Director and majority shareholder. Mr. Lamb may be deemed to have shared voting and investment power with respect to such shares.
*** Includes 50,253 shares owned by the Poulton Trust, of which Mr. Poulton is co-trustee. Mr. Poulton may be deemed to have shared voting and investment power with respect to such shares. **** Includes 74,508 shares owned by Thomas J. Reardon, Edward P. Reardon, Michael T. Reardon and Frank J. Reardon, as joint tenants with right of survivorship. Mr. Thomas J. Reardon may be deemed to have shared voting and investment power with respect to such shares.

   (c)  Changes in control.

   Mr. Lamb may be deemed the "parent" or a "control person" of Registrant, as those terms are defined under the Securities
Exchange Act of 1934, as amended. The re are no arrangements known to Registrant the operation of which may at a subsequent date result in a change of control of Registrant.


ITEM 13.  Certain Relationships and Related Transactions

   None



PART IV


ITEM 14.  Exhibits, Financial Statements, Schedules and Reports on
Form 8-K


   (a)  Financial Statements:                             Page


   Balance Sheets as of December 31, 1995                 F 2-3
     and December 31, 1994.

   Statements of Operations and Accumulated
     Deficit for the Years Ended December 31, 1995,
     December 31, 1994, and December 31, 1993.            F 4-5

   Statements of Cash Flows for the years ended
     December 31, 1995, December 31, 1994, and
     December 31, 1993.                                   F 6-7


   (b)  Notes to Financial Statements                     F 8-12

   (c)  Exhibits

     None.

   (d) No reports on Form 8-K were filed during the last quarter of 1995.

SIGNATURES


       Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CALIFORNIA-ENGELS MINING COMPANY
   Registrant



By   Norman A. Lamb
   Norman A. Lamb, President and
   Chief Executive Officer




Date:  March 31, 1996

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By    Norman A. Lamb
   Norman A. Lamb
   President and Director
   March 31, 1996


By    Thomas J. Reardon
   Thomas J. Reardon
   Vice-President and Director
   March 31, 1996


By    James E. Brousseau
   James E. Brousseau
   Secretary-Treasurer
   Chief Financial and Accounting
   Officer, March 31, 1996


By    Richard C. Poulton
   Richard C. Poulton
   Director, March 31, 1996

CALIFORNIA-ENGELS MINING COMPANY
(A California Corporation)


FINANCIAL STATEMENTS


DECEMBER 31, 1995










































page F-1

CALIFORNIA-ENGELS MINING COMPANY
BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
(Unaudited)

ASSETS
                                   1995               1994
                                   ---------          ---------
CURRENT ASSETS
Cash and cash equivalents          $   22,830         $   12,032
  Current portion of deeds of
  trust - Note 5                   $    7,241         $    6,051

  Total Current Assets             $   30,071         $   18,083

PROPERTY AND EQUIPMENT
   Furniture and equipment         $   33,775         $    6,017
   Land                               116,696             78,696
   Timber Management Development   $   33,571         $        -
   Less:  Accumulated depreciation $   (9,025)        $   (5,866)

     Total Property and Equipment  $  175,017         $   78,847



OTHER ASSETS
   Marketable securities - Note 6  $   95,205         $  178,079
   Deeds of trust - Note 5             55,439             63,166

      Total Other Assets           $  150,644         $  241,245

      Total Assets                 $  355,732         $  338,175















The accompanying notes are an integral part of these financial statements.
page F-2

CALIFORNIA-ENGELS MINING COMPANY
BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
(Unaudited)

ASSETS
                                   1995               1994
                                   ---------          --------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Accrued expenses                $       50         $    8,050
   Income tax payable                       -                800
   Total Liabilities               $       50         $    8,850

STOCKHOLDERS' EQUITY
   Common stock, par value $.25:
   California-Engels Mining Company,
    761,257.6 shares
    issued and outstanding
    in 1995 and 1994               $  190,315         $  190,315

   Unrealized gain
   on investments - Note 6             31,251              2,175
   Reduction surplus               $2,801,249         $2,801,249
   Accumulated deficit             (2,667,133)        (2,664,414)
       Total Stockholders' Equity  $  355,682         $   329,325

   Total Liabilities and
    Stockholders' Equity           $  355,732         $  338,175













The accompanying notes are an integral part of these financial statements.

page F-3

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(Unaudited)

                             1995         1994         1993
                             -----        -----        -----
REVENUE
  Timber revenue             $   2,125   $      175    $     575
  Dividend income                7,095       11,786       10,837
  Interest income                9,796       10,660       12,273
  Miscellaneous income           6,186          314          150

    Total revenue               25,202       22,935       23,835

OPERATING AND GENERAL EXPENSES
   Depreciation                  3,159          124          149
   Reclamation plan expense       4,000        3,233            -
   Insurance                      4,430        3,500            -
   Management fees                    -        8,000        8,000
   Interest                         262           58            1
   Office and storage rents       4,110        3,983        3,600
   Office expenses                1,695          521        1,075
   Professional fees              1,275          850        1,270
   Taxes and licenses             6,487        4,615       11,254
   Travel and per diem            1,084        3,925        3,100
   Miscellaneous                    343          409          383
   Repairs and maintenance        4,260        2,339            -
   Total operating and
   general expenses            $ 31,105   $   31,557    $  28,832


   Net income (loss) from
   operations                  $ (5,903)  $   (8,622)   $  (4,997)

OTHER INCOME
   Gain on sale of securities  $  1,443   $      246    $  73,217
   Tax benefit - federal
   carryback                      2,541            -            -
   Total other income (expense)$  3,984   $     (246)   $  73,217

   Federal and California
    income taxes               $   (800)  $    (648)    $ (13,765)

   Net income (loss)           $ (2,719)  $  (9,024)    $  54,455


page F-4

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(Unaudited)

                            1995        1994         1993
                            -----       -----        -----

ACCUMULATED DEFICIT,
   Beginning of year         (2,664,414) (2,655,390)  (2,709,845)

ACCUMULATED DEFICIT,
   End of year              $(2,667,133) $(2,664,414) $(2,655,390)

EARNINGS (LOSS) PER SHARE   $    (0.004) $    (.0118) $    0.0715





























The accompanying notes are an integral part of these financial statements.

page F-5

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(Unaudited)

                              1995         1994        1993
                              ------       ------      -----
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net Income (loss)          $  (2,719)   $ (9,024)   $ 54,455

   Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation                   3,159         124         149
   Amortization of GNMA discount   (499)       (495)     (1,058)


   Gain on sale of securities    (1,443)       (246)    (72,323)
   (Increase) decrease in:
    Dividends receivable              -         523         523
    Increase (decrease) in:
    Taxes payable                  (800)     (9,327)      7,880
    Accrued expenses             (8,000)       (296)      1,346

  Net cash provided (used)
    by operating activities    $(10,302)    $(18,741)  $(10,074)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to notes receivable           -          -      (36,784)
Payments received on
  notes receivable                   6,537      5,407       2,912
Purchases of securities
   and investments                    (285)   (60,627)    (76,688)
Proceeds from sale
   of securities                   113,511     25,246     127,453
Deposit to principal GNMA              666        871       4,489
Capital Expenditures               (99,329)         -           -
   Net cash provided (used)
   by investing activities          21,100    (29,103)     21,382


page F-6

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on loan                      -          -       (10,513)

   Net cash provided (used)
     by financing activities          -           -      (10,513)

   Net increase (decrease) in
    cash and cash equivalents     $ 10,798    $ (47,844) $    795
CASH AND CASH EQUIVALENTS,
 Beginning of Year                $  12,032   $  59,876  $  59,081
CASH AND CASH EQUIVALENTS,
  End of Year                     $  22,830   $  12,032  $  59,876

                                  1995        1994       1993
                                  ------      ------     -----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:

    Income taxes                  $    800    $   9,975  $  2,454

    Interest                      $    262    $      58  $      1


SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING ACTIVITIES

   Dividends Reinvested           $      -   $    563    $    271

   Increase in unrealized
     gain on marketable
     securities                    $  29,076  $   2,715  $      -


The accompanying notes are an integral part of these financial statements.

page F-7

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995 AND 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The Company's books are maintained on the accrual method of accounting.

Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Mineral and Timber Lands

   Mineral lands and depreciable property are stated at book value less accumulated depletion and depreciation. Depreciation is calculated using the declining balance method over five to seven year lives. Timber depletion is calculated based on units of production.

Cash and Cash Equivalents

   For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months of less to be cash equivalents.

NOTE 2 - MINING CLAIMS AND FEE LAND OWNED

   At December 31, 1995, the Company was the owner of 36 patented lode mining claims and eight unpatented lode mining claims comprising the Engels and Superior Mines and 162.12 acres of patented lands at Engelmine, Lights Creek Mining District, Plumas County, California. The unpatented mining claims are contiguous to the patented mining claims. In addition, the Company purchased during the year 40 acres of patented land at 6,000 Diamond Mountain Road within two miles of the above property.

   At December 31, 1995, the Company was the owner of 11 patented lode mining claims and 184.20 acres of deeded mineral rights on Ward Creek in the Genesee Mining District, Plumas County,
California.

page F-8

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995 AND 1994

NOTE 3 - VALUATION OF MINERAL LANDS - DEFERRED INCOME TAXES

   The Mineral lands carried on the books at a value of $10,000 less depletion have a historical cost basis from June 19, 1901 of $1,000,000. Beginning in 1913, different valuations were placed on these lands by the Commissioner of Internal Revenue. Under instructions by the Commissioner the values of the land were written up on the books to a high of $4,500,000 on February 23, 1928.

   In 1934, because of depressed conditions, the mineral lands were written down to $10,000 without any tax benefit. In the event of a sale of these lands the recognized gain for tax purposes will be substantially reduced or eliminated. Consequently a deferred tax asset of approximately $340,000 has been offset by a corresponding valuation allowance of approximately $340,000 due to the unlikelihood of the sale of the property in the near future.

   Current generally accepted accounting principles dictate carrying properties such as these lands at historical cost or the lower of cost or market value. It is estimated that the current market value of the properties meets or exceeds the $1,000,000 historical cost basis; however, due to the length of time the Company has reported the land values at the written down value of $10,000, a change to the cost method has not been deemed appropriate for reporting purposes.

NOTE 4 - GENERAL

   Pursuant to the provisions of Section 314 of Public Law
94-579 of the Federal Land Policy of 1976, all unpatented mining claims owned by the Company are recorded with the Bureau of Land Management. A Certification of Waiver of payment of the 1996 maintenance fee for unpatented mining claims for assessment year ended August 31, 1995, was filed with the Bureau of Land Management on August 14, 1995.


page F-9

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995 AND 1994

NOTE 5 - DEEDS OF TRUST

   Trust deed notes receivable at December 31, 1995 and 1994
consist of the following:
                     1995                                1994
                     ---------------------------------   ------
                     Due within   Due after   Total      Total
                     ----------   ----------  --------   -------
 Douglas R.
Friedrich
  9% Note secured by
  Plumas County,
  California
  real property      $  2,556     $ 36,859    $ 39,415   $ 41,752
Less unamortized
  discount               (677)      (3,505)     (4,182)    (4,852)
Total                $  1,879     $ 33,354    $ 35,233   $ 36,900

Robert F. Carmody
 10% Note secured by
 Plumas County,
 California
 real property       $  3,490     $  8,867     $ 12,357  $ 15,516

John and Tina Tucker
 9% Note secured by
 Plumas County,
 California
 real property       $  1,872     $ 13,218     $ 15,090  $ 16,801

                     --------     --------     --------  --------
Total                $  7,241     $ 55,439     $ 62,680  $ 69,217

NOTE 6 - MARKETABLE SECURITIES

   The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and has applied the provisions of the Statement as of January 1, 1994. The effect of the change in the method of accounting for certain investments as of January 1, 1994 is reported as a separate component of stockholders' equity.

page F-10

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995 AND 1994

   The investment securities portfolio was comprised of items classified as available for sale and held to maturity, and in accordance with the provisions of SFAS No. 115 they are recorded on the balance sheet at their estimated market value and amortized cost respectively.

   At December 31, 1995, the securities held as available for sale had an aggregate market value of $90,542 and an original cost of $59,147. The held to maturity security's cost of $4,663 approximates market.

      At December 31, 1994, the securities held as available for sale had an aggregate market value of $173,246 and an original cost of $171,071. The held to maturity security's cost of $4,833 approximates market.

      The net unrealized gain in the portfolio is reported as a separate component of stockholders' equity.


NOTE 7 - RECLASSIFICATION

      For comparability, the 1994 financial statements reflect reclassification where appropriate to conform to the financial statement presentation used in 1995.

NOTE 8 - CONCENTRATION OF CREDIT RISK

      The Company places its temporary cash investments with financial institutions and limits the amount of credit exposure to any one financial institution.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts reflected in the balance sheets for cash and deeds of trust their respective fair values. The Company estimates that the fair value of all financial instruments at December 31, 1995, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The company does not currently hold any financial instruments for trading purposes.

page F-11

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995 AND 1994

      The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE 10 - CONCENTRATION OF ACTIVITY

      The Company's principal line of business is development of mineral and timber properties. The principal revenue sources currently consist of timber sales and investment income. The Company's properties are located in the western United States.

NOTE 11 - CONTINGENT LIABILITIES

      The Company is not a defendant in any legal proceeding nor is there any litigation in progress, pending or threatened against the Company.



page F-12