Form 10-K/A
period 1995-12-31
CALIFORNIA ENGELS MINING CO
filed 1996-05-22
CIK 16317

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

ITEM 6.  SELECTED FINANCIAL DATA

Year Ended December 31
Selected Financial Data  1995     1994     1993     1992    1991

- -----------------------  ----     ----     ----     ----    ----
Operating Revenues        25,202   22,935   23,835   43,876  21,828
Net Income (Loss)         (2,719)  (9,024)  54,455   19,534  11,149
Income (loss) from
 continuing operations
 per capital share        (.004)  (.0118)    .0715    .0257   .0147
Total Assets             355,732  338,175  354,647  301,478  78,008
Working Capital           22,830   12,032   59,876   59,081  78,395
Shareholder's Equity     355,682  329,325  336,174  281,718 262,187

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

Changes               1995     1994     1993     1992     1991
- -------------         ----     ----     ----     ----     ----
Working
Capital ($)            22,830   12,032   59,876   59,081   78,395
Total Assets          355,732  338,175  354,647  301,478  278,008
Shareholders Equity   355,682  329,325  336,174  281,718  262,187

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



PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   (a)  Identification of Directors.

Directors Name        Positions            Year First   Principal
and Age               and Offices          Elected      Occupation
- -------------         -----------          ----------   ---------
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

   (b)  Identification of Executive Officers.
Name of Officer           Age          Office Held

- ---------------           ----         -----------

Norman A. Lamb            59           President

James E. Brousseau        64           Secretary-Treasurer

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


ITEM 11.  Executive Compensation

   (a)  Cash Compensation.

Name of individual or        Capacity      Cash Compensation
number in group
- ---------------------        ---------     -------------------

Norman A. Lamb               President     $0.00

Officers and Directors
 as a group - Four persons
 including those named above.              $0.00


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

   The following table shows, as of March 8, 1996, the number of shares of Capital Stock held by every person owning of record or known by the Registrant as owning beneficially more than five percent of the outstanding stock:

Security Ownership of Certain Beneficial Owners

Title of Class     Name and Address    Amount and Nature   Percent
                   of Owner            of Ownership        of Class
- --------------     ---------------     -----------------   -------
Capital Stock      Norman A. Lamb      164,113 shares      21.6%
 Par Value         P. O. Box 778       owned of record and
 $0.25/share       Greenville, CA      beneficially*
                   95947

                   Poulton Trust       50,253 shares       6.6%
                   551 West 30th Ave   owned of record
                   San Mateo, CA
                   94403

                   Thomas J. Reardon   81,620 shares       10.7%
                   162 E Market St     owned of record
                   Daly City, CA       and beneficially**
                   94403

                   State Controller    97,657.4 shares     12.8%
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

   The following table shows as of March 8, 1996, all shares of
Capital Stock beneficially owned by all directors and all directors and officers of Registrant as a group:
Capital Stock Beneficially Owned
Title
of Class        Name of Beneficial  Amount and Nature of  Percent
                Owner               Beneficial Ownership  of Class
- --------------  ------------------  --------------------  --------
Capital Stock   James E. Brousseau  86,595 shares owned   11.4%
Par Value                           of record and
$0.25 per share                     beneficially*


                Norman A. Lamb      164,143 shares owned  21.6%
                                     of record and
                                     beneficially**

                Richard C. Poulton  50,253 shares owned   6.6%
                                     beneficially***

                Thomas J. Reardon   81,620 shares owned   10.7%
                                    of record and
                                    beneficially****

                All directors and   297,016 shares        39.0%
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

     EX-27 Financial Data Schedule.

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


page F-4

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(Unaudited)

                            1995        1994         1993
                            -----       -----        -----

ACCUMULATED DEFICIT,
   Beginning of year        $(2,664,414) $(2,655,390) $(2,709,845)

ACCUMULATED DEFICIT,
   End of year              $(2,667,133) $(2,664,414) $(2,655,390)

EARNINGS (LOSS) PER SHARE   $    (0.004) $    (.0118) $    0.0715





























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