Form 10-K/A
period 1998-12-31
CALIFORNIA ENGELS MINING CO
filed 1999-04-23
CIK 16317

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 for the Fiscal Year Ended December 31, 1998
Commission File No. 1-3871

CALIFORNIA-ENGELS MINING COMPANY

Incorporated in the State of California
IRS Employer I.D. No. 94-0357560

117 Crescent Street
P. O. Box 778
Greenville, California 95947-0778
Telephone Number (530) 284-6191

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT

Title of Each Class - Capital Stock, par value, $0.25 per share.

Number of Shares outstanding: 761,135.6

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90
days.  Yes:  X      No:

  As of March 5, 1999, 761,135.6 capital shares were outstanding, and the aggregate market value of the common shares of California-Engels Mining Company held by nonaffiliates was approximately
$311,830.

Documents Incorporated by Reference: NONE

Filing Contains 30 Pages

PART 1

ITEM 1.  BUSINESS

   Registrant was incorporated under the laws of the State of California on July 12, 1922, under the name of California Copper Corporation, as a holding company for the shares of its operating company Engels Copper Mining Company which was incorporated under the laws of the State of California on June 19, 1901. Engels Copper Mining Company was merged into California Copper Corporation on March 3, 1936, and the name of the merged company was changed to California-Engels Mining Company. Exploration and development commenced at the Engels Mine, Lights Creek Mining District, Plumas County, California, upon organization of Engels Copper Mining Company; but it was not until 1914 that milling facilities were available and actual production of copper started. From 1914 until operations were suspended due to the low price of copper in July, 1930, approximately 4,700,000 tons of ore were mined from the Engels and Superior mines and milled producing 160,170,000 pounds of copper and substantial values in gold and silver. Out of profits of this operation, the Registrant retired a bond issue of $500,000 and paid out more than $1,285,000 in dividends. During the 1930's the mining and milling plant, Engelmine townsite and the Indian Valley Railroad subsidiary were dismantled and sold.

   Registrant's mining properties were continuously leased from September, 1947, to March, 1951; from March, 1951, to December, 1959; from November, 1960, to October, 1979; from August, 1980, to August, 1990; and from November, 1990, to April 1993. The lessee from 1964 to 1993 was Placer Dome U.S. Inc., the U.S. Subsidiary of Placer Dome Inc., Vancouver, B.C., Canada. The Mining Lease With Option to Purchase, between the Registrant (Lessor) and Placer Dome U.S. Inc. (Lessee) was terminated by Placer Dome U.S. Inc. effective April 20, 1993. Registrant has received a substantial amount of technical data on its mining properties. Thousands of feet of drill core from the Superior Mine, Sulphide Ridge and the Engels Mine are stored at Crescent Mills, California. Registrant's mineral deposits and prospects are not deemed economically attractive under current conditions for the mining industry in California and the United States, nor are they likely to be so in the foreseeable future.

     The Non-Industrial Timber Management Plan as prepared by Shasta Land Management Consultants and the archaeological survey begun in 1994 are complete and have been filed with the California Department of Forestry. The field inspection by the Department of Forestry awaits the melting of snow at the 5,000 foot elevation. The Plan estimates that the four parcles comprising the Lights Creek Unit contain 4,532,000 board feet with an annual growth rate of 67,000 board feet. The three Ward Creek parcles are estimated to contain 983,000 board feet with an annual growth rate of 9,420 board feet.

     The Non-Industrial Timber Management Plan is an assessment of the timber inventory, conditions and potential of the entire property broken down into units with similar growing conditions within each unit. Its intent is to demonstrate a long-term commitment to appropriately manage the resource. It functions as a coordinated collection of individual Timber Harvest Plans and its advantage is that, once filed, the paperwork necessary to initiate individual timber harvests is minimal. Under this Plan we are restricted in management options to those silvicultural systems that produce uneven-aged stands of timber. Uneven-aged management means the management of a specific forest with the goal of establishing a well-stocked stand of various age classes of trees scattered over the forest. It will permit the periodic harvest of all size classes as individual or small groups to realize yield. Over the long term, forest growth and yield will be balanced. The Registrant will also have the advantage of being able to time harvests for favorable market conditions. It will take a number of years to fully implement the Plan.

   Registrant is subject to a State of California General
Industrial Activities Storm Water Permit. During the year, pursuant to the Registrant's Storm Water Pollution Prevention Plan, catch and evaporation basins and storm records were maintained.

     Registrant's property on Lights Creek along Diamond Mountain Road received substantial damage from the 1997 New Years Flood. A completely new Engelmine Bridge was built to replace the 1931 bridge which was destroyed and over one mile of Diamond Mountain Road was either rebuilt or repaired. Reconstruction was funded by the Federal Emergency Management Agency and Plumas County. The Registrant built a new Superior Ravine Road to replace the old road which was also washed out.

ITEM 2.  PROPERTIES

   (a) Registrant is the fee owner of 36 patented lode mining claims totaling 736 acres and 202.12 acres of other patented lands at Engelmine, Lights Creek Mining District, Plumas County,
California. None of the claims or patented lands are subject to any encumbrance.

   (b) The Registrant is the fee owner of 11 patented lode mining claims totaling 204.75 acres and 184.20 acres of deeded mineral rights in the Genesee Mining District, Plumas County, California. None of the patented claims and mineral rights are subject to any encumbrance.

ITEM 3.  LEGAL PROCEEDINGS

   None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None


ITEM 5.  MARKET FOR THE REGISTRANT'S CAPITAL STOCK AND RELATED
SHAREHOLDER MATTERS

   (a)  Principal Markets.

   Registrant's shares of Capital Stock are listed on the OTC
Bulletin Board.

   The following table shows the high and low bid prices of Registrant's Capital Shares in the Over-the-Counter Market for the past two years:

[CAPTION]
                                High Bid           Low Bid
[S]                             [C]                [C]
1998 Market Price               $.6875              $ .375

1997 Market Price               $.375               $ .25
[/TABLE]

   (b)  Approximate number of holders of capital stock.

   The approximate number of holders of record of Registrant's
Capital Stock as of March 5, 1999, is 944.

   (c) The Registrant has never paid a dividend on its Capital Stock because it has had an accumulated deficit since the merger in 1936. The Board of Directors of the Registrant is endeavoring to earn income from the sale of timber so that funds are available for the maintenance of its properties. It is not the intention of the Registrant to pay dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

Year Ended December 31
Selected Financial Data  1998     1997     1996     1995    1994
-----------------------  ----     ----     ----     ----    ----
Operating Revenues       43,314   39,212   14,463   25,202  22,935
Net Income (Loss)        22,228   (5,101)   7,538   (2,719) (9,024)
 Income (loss) from
 continuing operations
 per capital share         .029    (.007)    .001    (.004) (.0118)
Total Assets            350,531  347,884  347,033  355,732  338,175
 Working Capital          10,128   24,896   33,394   22,830  12,032
 Shareholder's Equity    347,259  344,684  346,983  355,682 329,325

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

   (a) Financial condition, changes in financial condition and results of operations.

   During the 30 years its mining properties were leased, the Board of Directors of the Registrant endeavored to increase working capital, total assets and shareholder's equity in the event that its lessee, Placer Dome, U.S. Inc., terminated its Mining Lease With Option to Purchase agreement and return the mining properties to the Registrant. This event occurred effective April 20, 1993. Changes in working capital, total assets and shareholder's equity for the past five years are summarized as follows:

Changes               1998     1997     1996     1995     1994
-------------         ----     ----     ----     ----     ----
Working
Capital ($)           10,128    24,896   33,394   22,830   12,032
Total Assets         350,531   347,884  347,033  355,732  338,175
Shareholders Equity  347,259   344,684  346,983  355,682  329,325

   The objective of the Board of Directors of the Registrant is to earn income from the sale of timber so funds are available for the maintenance of its properties and development of its timber resource.

  (b)  Results of operations.

   Registrant's principal sources of income are from the sale of timber, interest, capital gains, dividends and sale of sand and rock. There is no assurance that any of the sources of income will continue at current rates into the future. The termination of the Mining Lease with Option to Purchase agreement substantially increased Registrant's property maintenance expenses.

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


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   (a)  Identification of Directors.

Directors Name        Positions            Year First   Principal
and Age                and Offices         Elected      Occupation
-------------         -----------          ----------   ---------
Norman A. Lamb        President            1978         Mining
(62)                  & Director                        Executive
Greenville, CA

Thomas J. Reardon     Vice President       1975         Retired
(77)                  & Director
Daly City, CA

James E. Brousseau    Secretary-Treasurer  1987         Mining
(67)                  & Director                        Executive
Vallejo, CA

Richard C. Poulton    Director             1993         Consultant
(55)
San Mateo, CA

   There are no arrangements or understandings between any of the foregoing persons and any other person or persons pursuant to which any of the foregoing persons were named as directors.

   (b)  Identification of Executive Officers.
Name of Officer           Age          Office Held
---------------           ----         -----------
Norman A. Lamb            62           President

James E. Brousseau        67           Secretary-Treasurer

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

     (4) Richard C. Poulton is a Consultant. He was elected a Director of the Registrant on March 27, 1993.

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

   (g)  Compliance with Section 16(a) of the Exchange Act

   Registrant is not aware of any person who at any time during the year 1998 was a director, officer or beneficial owner of more than 10 percent of Registrant's capital stock who failed to file on a timely basis reports required by Section 16(a) during 1998 or prior years.


ITEM 11.  Executive Compensation

   (a)  Cash Compensation.

Name of individual or        Capacity      Cash Compensation
number in group
---------------------        ---------     -------------------

Norman A. Lamb               President     $0.00

Officers and Directors
 as a group - Four persons
 including those named above.              $0.00


   (b)  Compensation pursuant to plans.

   During the fiscal year, Norman A. Lamb was reimbursed for out-of-pocket expenses.

   (c)  Other compensation.

     None

   (d)  Compensation of directors.

   During the fiscal year, directors waived a fee of $500 each for their services as directors.

   (e) Termination of employment and change of control arrangement.

     None

ITEM 12.  Security Ownership of Certain Beneficial Owners and
Management

   (a)  Security ownership of certain beneficial owners.

   The following table shows, as of March 5, 1999, the number of shares of Capital Stock held by every person owning of record or known by the Registrant as owning beneficially more than five percent of the outstanding stock:

Security Ownership of Certain Beneficial Owners

Title of Class     Name and Address    Amount and Nature   Percent
                   of Owner            of Ownership        of Class
--------------     ---------------     -----------------   -------
Capital Stock      Norman A. Lamb      174,692 shares      23%
 Par Value         P. O. Box 778       owned of record and
 $0.25/share       Greenville, CA      beneficially*
                   95947

                   Poulton Trust       50,253 shares       6.6%
                   551 West 30th Ave   owned of record
                   San Mateo, CA
                   94403

                   Thomas J. Reardon   81,620 shares       10.7%
                   162 E Market St     owned of record
                   Daly City, CA       and beneficially**
                   94403

                   State Controller    96,070.4 shares     12.6%
                   State of CA         owned of record
                   Div. of Unclaimed
                   Property
                   P.O. Box 942850
                   Sacramento, CA
                   94250

* Includes 89,295 shares owned by Nevex Corporation, a Nevada corporation and wholly owned subsidiary of Jenex Gold Corporation, a Washington Corporation, of which Mr. Lamb is President, a Director and majority shareholder.

**  Includes 74,508 shares owned by Thomas J. Reardon, Edward P.
Reardon, Michael T. Reardon and Frank J. Reardon, as joint tenants with right of survivorship.

   (b)  Security ownership of management.

   The following table shows as of March 5, 1999 all shares of Capital Stock beneficially owned by all directors and all directors and officers of Registrant as a group:

Capital Stock Beneficially Owned
Title
of Class        Name of Beneficial  Amount and Nature of  Percent
                Owner               Beneficial Ownership  of Class
--------------  ------------------  --------------------  --------
Capital Stock   James E. Brousseau  90,295 shares owned   11.9%
Par Value                           of record and
$0.25 per share                     beneficially*


                Norman A. Lamb      174,692 shares owned  23%
                                    of record and
                                    beneficially**

                Richard C. Poulton  50,253 shares owned   6.6%
                                    beneficially***

                Thomas J. Reardon   81,620 shares owned   10.7%
                                    of record and
                                    beneficially****

                All directors and   307,565 shares        40.4%
                officers as a group
                (four persons)

* Includes 89,295 shares owned by Nevex Corporation, a Nevada corporation, a wholly owned subsidiary of Jenex Gold Corporation, a Washington corporation, of which Mr. Brousseau is Secretary-Treasurer, a Director and substantial shareholder. Mr. Brousseau may be deemed to have shared voting and investment power with respect to such shares.
** Includes 89,295 shares owned by Nevex Corporation, a Nevada corporation, a wholly owned subsidiary of Jenex Gold Corporation, a Washington corporation, of which Mr. Lamb is President, a Director and majority shareholder. Mr. Lamb may be deemed to have shared voting and investment power with respect to such shares.
*** Includes 50,253 shares owned by the Poulton Trust, of which Mr. Poulton is co-trustee. Mr. Poulton may be deemed to have shared voting and investment power with respect to such shares. **** Includes 74,508 shares owned by Thomas J. Reardon, Edward P. Reardon, Michael T. Reardon and Frank J. Reardon, as joint tenants with right of survivorship. Mr. Thomas J. Reardon may be deemed to have shared voting and investment power with respect to such shares.

   (c)  Changes in control.

   Mr. Lamb may be deemed the "parent" or a "control person" of Registrant, as those terms are defined under the Securities
Exchange Act of 1934, as amended. There are no arrangements known to Registrant the operation of which may at a subsequent date result in a change of control of Registrant.


ITEM 13.  Certain Relationships and Related Transactions

   None



PART IV


ITEM 14.  Exhibits, Financial Statements, Schedules and Reports on
Form 8-K


   (a)  Financial Statements:                             Page


   Balance Sheets as of December 31, 1998                 F 2-3
     and December 31, 1997.

   Statements of Operations for the Years Ended
     December 31, 1998, December 31, 1997, and
     December 31, 1996.                                   F 4

   Statements of Accumulated Deficit and
     Accumulated Other Comprehensive Income (Loss)
     for the Years Ended December 31, 1998,
     December 31, 1997, and December 31, 1996.            F 5

   Statements of Cash Flows for the years ended
     December 31, 1998, December 31, 1997, and
     December 31, 1996.                                   F 6-7


   (b)  Notes to Financial Statements                     F 8-16

   (c)  Exhibits

     EX-27 Financial Data Schedule.

   (d) No reports on Form 8-K were filed during the last quarter of 1998.

SIGNATURES


       Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CALIFORNIA-ENGELS MINING COMPANY
   Registrant



By   Norman A. Lamb
   Norman A. Lamb, President and
   Chief Executive Officer




Date:  March 31, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By    Norman A. Lamb
   Norman A. Lamb
   President and Director
   March 31, 1999


By    Thomas J. Reardon
   Thomas J. Reardon
   Vice-President and Director
   March 31, 1999


By    James E. Brousseau
   James E. Brousseau
   Secretary-Treasurer
   Chief Financial and Accounting
   Officer, March 31, 1999


By    Richard C. Poulton
   Richard C. Poulton
   Director, March 31, 1999

CALIFORNIA-ENGELS MINING COMPANY
(A California Corporation)


FINANCIAL STATEMENTS


December 31, 1998










































CALIFORNIA-ENGELS MINING COMPANY
BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
(Unaudited)

ASSETS
                                   1998               1997
                                   ---------          ---------
CURRENT ASSETS
Cash and cash equivalents          $   10,128         $   24,896
  Current portion of deeds of
  trust - Note 5                   $    9,944         $    7,746
  Deferred tax assets              $      305         $        -
  Deposits                         $      563         $        -

  Total Current Assets             $   20,940         $   32,642

PROPERTY AND EQUIPMENT
   Furniture and equipment         $   33,775         $   33,775
   Land                            $  116,696         $  117,696
   Less:  Accumulated depletion    $  (18,700)        $  (16,925)

                                   $  131,771         $  134,546

   Timber Management Development   $  109,636         $   85,153
   Less:  Accumulated depreciation $   (2,896)        $   (1,604)

                                   $  106,740         $   83,549

     Total Property and Equipment  $  238,511         $  218,095



OTHER ASSETS
   Investments available-for-sale
     at estimated fair value -
     Note 5                        $   19,974         $   48,522
   Investments held-to-maturity
     Note 5                        $    3,572         $    4,401
   Deeds of trust - Note 4         $   67,534         $   44,224

      Total Other Assets           $   91,080         $   97,147

      Total Assets                 $  350,531         $  347,884



The accompanying notes are an integral part of these financial statements.
page F-2

CALIFORNIA-ENGELS MINING COMPANY
BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                   1998               1997
                                   ---------          --------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Income taxes payable            $    3,272         $        -
   Deferred tax liabilities        $        -         $    3,150
   Accrued expenses                $        -         $       50

       Total Liabilities           $    3,272         $    3,200

STOCKHOLDERS' EQUITY
   Common stock, par value $.25:
   California-Engels Mining Company,
    4,000,000 shares authorized
    761,135.6 shares issued and
    outstanding in 1998 and
    761,235.6 shares issued and
    outstanding in 1997            $  190,284         $  190,309
   Accumulated other comprehensive
    income (loss)                  $   (1,721)        $   17,856
   Reduction surplus               $2,801,164         $2,801,215
   Accumulated deficit             (2,642,468)        (2,664,696)

       Total Stockholders' Equity  $  347,259         $  344,684

   Total Liabilities and
    Stockholders' Equity           $  350,531         $  347,884













The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(Unaudited)

                             1998         1997         1996
                             -----        -----        -----
REVENUE
  Timber and gravel revenue  $   33,258   $   28,683    $   2,727
  Dividend income                 2,155        3,675        3,935
  Interest income                 7,901        6,854        7,695
  Miscellaneous income                -            -          106

    Total revenue                43,314       39,212       14,463

OPERATING AND GENERAL EXPENSES
   Depreciation                   1,775        2,950        4,950
   Depletion                      1,293        1,604            -
   Reclamation plan expense           -        4,231          191
   Timber management expense     15,358       10,755            -
   Superior quarry expense            -        3,510            -
   Insurance                      1,900        2,352        4,180
   Office and storage rents       3,510        3,510        4,110
   Office expenses                1,887        2,036        1,372
   Professional fees              1,793        1,531        1,350
   Taxes and licenses             3,793        2,759        5,185
   Travel and per diem              537          439          676
   Miscellaneous                  1,006          272            -
   Repairs and maintenance        4,800        4,935        1,687
   Vehicle expense                1,186        2,086        1,584
   Total operating and
   general expenses            $ 38,838   $   42,970    $  25,285

   Net income (loss) from
   operations                  $  4,476   $   (3,758)   $ (10,822)

OTHER INCOME
   Gain (loss) on sale
   of securities               $ 20,733   $     (543)   $  19,160
   Gain on sale of land        $  1,000   $        -    $       -
   Total other income (expense)$ 21,733   $     (543)   $  19,160
   Income (Loss) Before Taxes  $ 26,209   $   (4,301)   $   8,338

Provision for income taxes     $ (3,981)  $     (800)   $    (800)

   Net Income (Loss)           $ 22,228   $   (5,101)   $   7,538
Earnings (Loss) Per Share      $  0.029   $   (0.007)   $   0.001

The accompanying notes are an integral part of these financial statements.
page F-4

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF ACCUMULATED DEFICIT AND ACCUMULATED OTHER
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(Unaudited)

                            1998         1997         1996
                            -----        -----        -----

ACCUMULATED DEFICIT,
   Beginning of year        $(2,664,696) $(2,659,595) $(2,667,133)

Net Income (Loss)          $    22,228  $    (5,101) $     7,538

ACCUMULATED DEFICIT,
   End of year              $(2,642,468) $(2,664,696) $(2,659,595)

ACCUMULATED OTHER COMPREHENSIVE INCOME,
   Beginning of year       $    17,856  $    12,762  $    26,563
Other Comprehensive Income
   (Loss)                  $   (19,577) $     5,094  $   (13,801)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
   End of year             $    (1,721) $    17,856  $    12,762






















The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(Unaudited)

                              1998         1997        1996
                              ------       ------      -----
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net Income (loss)          $  22,228    $ (5,101)   $  7,538

   Adjustments to reconcile net income (loss)
   to net cash provided (used) by
   operating activities:
   Depreciation and depletion     3,068       4,554       4,950
   Amortization of GNMA discount   (564)       (596)     (1,271)
   (Gain) loss on
   sale of securities and land  (21,733)        543     (19,160)

   (Increase) decrease in:
    Prepaid expenses                  -         300        (300)
    Deposits                       (563)          -           -
    Increase (decrease) in:
    Taxes payable                 3,272           -           -
    Accrued expenses                (50)          -           -

  Net cash provided (used)
    by operating activities    $  5,658     $    300   $  (8,243)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments received on
  notes receivable              (25,508)       6,139       4,571
Purchases of securities
   and investments              (20,845)         (77)        (39)
Proceeds from sale
   of securities                 47,094       12,503      38,006
Proceeds from sale of land       34,000            -           -
Return of principal GNMA          1,391        1,170         960
Capital expenditures            (56,483)     (27,893)    (24,691)
   Net cash provided (used)
   by investing activities      (20,351)      (8,158)     18,807



The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(Unaudited)

                                  1998        1997       1996
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury shares            (75)        (40)         -
Notes payable                       39,600       6,550          -
Payments on notes payable          (39,600)     (6,550)         -

   Net cash used by
     financing activities              (75)        (40)         -

   Net increase (decrease) in
    cash and cash equivalents     $ (14,768)  $ (8,498)  $ 10,564

CASH AND CASH EQUIVALENTS,
Beginning of Year                 $ 24,896    $ 33,394   $ 22,830
CASH AND CASH EQUIVALENTS,
End of Year                       $ 10,128    $ 24,896   $ 33,394

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year:

    For income taxes              $    800    $    800   $    800

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING ACTIVITIES

   Change in unrealized
     gain (loss) on
     investment securities        $ (19,577)  $  5,992   $(16,237)

The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   This summary of significant accounting policies of California-Engels Mining Company (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to Generally Accepted Accounting Principles and have been consistently applied in the preparation of the financial statements.

Nature of Activity

   The Company's principal line of business is development of mineral and timber properties. The principal revenue sources currently consist of timber and rock sales and investment income. The Company's properties are located in the western United States.

Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

Basis of Accounting

The Company's books are maintained on the accrual method of accounting.

Cash and Cash Equivalents

   For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a purchased maturity of three months of less to be cash equivalents.

Concentration of Credit Risk

   The Company places its temporary cash investments with financial institutions and limits the amount of credit exposure to any one financial institution.



CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997

Mineral and Timber Lands

   Mineral and timber lands and depreciable property are stated at book value less accumulated depletion and depreciation.
 Depreciation is calculated using the declining balance method over five to seven year lives. Timber depletion is calculated based on units of production.

New Accounting Standards

   In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components. This statement, which is effective for fiscal years beginning after December 15, 1997, requires reclassification of earlier financial statements presented.

Reclassification

   Certain amounts in the prior year financial statements have been reclassified to conform to the current years financial statement presentation. Such reclassification had no effect on net equity or net income.

NOTE 2 - MINING CLAIMS AND FEE LAND OWNED

   At December 31, 1998, the Company was the owner of 36 patented lode mining claims totaling 736 acres comprising the Engels and Superior Mines and 162.12 acres of patented land at Engelmine, Lights Creek Mining District, Plumas County, California. In addition, the Company owned 40 acres of patented land at 6,000 Diamond Mountain Road within two miles of the above property. On December 2, 1997, the Company deposited in escrow $1,000 toward the purchase price of $33,000 for 7400 Diamond Mountain Road. Escrow closed on January 8, 1998. On January 23, 1998, the Company sold this parcel for $34,000 with escrow closing on March 30, 1998.


CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997

   At December 31, 1998, the Company was the owner of 11 patented lode mining claims totaling 204.74 acres and 184.20 acres of deeded mineral rights on Ward Creek in the Genesee Mining District, Plumas County, California.

NOTE 3 - VALUATION OF MINERAL LANDS - DEFERRED INCOME TAXES

   The Mineral lands carried on the books at a value of $10,000 less depletion have a historical cost basis from June 19, 1901 of $1,000,000. Beginning in 1913, different valuations were placed on these lands by the Commissioner of Internal Revenue. Under instructions of the Commissioner, the values of the land were written up on the books to a high of $4,500,000 on February 23, 1928.

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



CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997

NOTE 4 - DEEDS OF TRUST

   Trust deed notes receivable at December 31, 1998 and 1997
consist of the following:
                     1998                                1997
                     ---------------------------------   ------
                     Due within   Due after   Total      Total
                     ----------   ----------  --------   -------
 Douglas R.
Friedrich
  9% Note secured by
  Plumas County,
  California
  real property      $  3,007     $ 31,595    $ 34,602   $ 37,352
Less unamortized
  discount               (688)      (2,167)     (2,855)    (3,545)
                     ---------    ---------   ---------  ---------
Total                $  2,319     $ 29,428    $ 31,747   $ 33,807

Robert F. Carmody
 10% Note secured by
 Plumas County,
 California
 real property       $  3,445     $  1,286     $  4,731  $  6,906

John and Tina Tucker
 9% Note secured by
 Plumas County,
 California
 real property       $  2,471     $  6,730     $  9,201  $ 11,257

Monte C. Wolford
 8% Note secured by
 Plumas County,
 California
 real property       $  1,709     $ 30,090     $ 31,799  $      -

                     --------     --------     --------  --------
Total                $  9,944     $ 67,534     $ 77,478  $ 51,970





CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997

NOTE 5 - INVESTMENT SECURITIES

   At December 31, 1998 and 1997, the investment securities portfolio is comprised of items classified as available-for-sale and held-to-maturity. In accordance with the provisions of SFAS No. 115, the available-for-sale securities are reported as an asset at their fair market value with the unrealized gain or loss excluded from earnings and reported as a separate component of stockholders' equity and the held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. realized gains and losses are determined using specific identification of securities sold.

   The following reflect the estimated fair values of investment securities and amortized cost held at December 31, 1998, 1997, and 1996. Fair values are based on management's estimate
[CAPTION]
                          1998
                          ----
[S]                      [C]      [C]        [C]        [C]
                                  Gross      Gross      Estimated
                                  Unrealized Unrealized Fair
                          Cost    Gain       Loss       Value
                         ------   ---------- ---------- --------
Equity Securities
  available-for-sale     $ 22,000 $     48   $(2,074)   $ 19,974

Mortgage-backed securities
  held to maturity       $  3,572 $      -   $     -    $  3,572
                         -------- --------   ---------  --------

Totals                   $ 25,572 $     48   $(2 074)   $ 23,546





CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997

[CAPTION]
                         1997
                         ----
[S]                               [C]        [C]         [C]
                                  Gross      Gross      Estimated
                                  Unrealized Unrealized Fair
                         Cost     Gain       Loss       Value
                         ------   ---------- ---------- --------
Equity Securities
 available-for-sale      $ 27,516 $ 21,006   $     -    $ 48,522

Mortgage-backed securities
  held to maturity       $  4,401 $      -   $     -    $  4,401
                         -------- ---------  --------   --------

Totals                   $ 31,917 $ 21,006   $     -    $ 52,923
[/TABLE]

[CAPTION]
                         1996
                         ----
[S]                               [C]        [C]         [C]
                                  Gross      Gross      Estimated
                                  Unrealized Unrealized Fair
                         Cost     Gain       Loss       Value
                         ------   ---------- ---------- --------
Equity Securities
 available-for-sale      $ 40,485 $ 15,564   $  (550)   $ 55,499

Mortgage-backed securities
  held to maturity       $  4,975 $      -   $     -    $  4,975
                         -------- ---------  --------   --------

Totals                   $ 45,460 $ 15,564   $  (550)   $ 60,474
[/TABLE]

     Sales of equity securities resulted in a gain of $20,733 in 1998, a loss of $543 in 1997 and a gain of $19,160 in 1996.





CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997

NOTE 6 - CAPITAL STOCK

   The Company acquired and subsequently retired 100 shares of common stock for $75 in 1998 and 22 shares for $40 in 1997.

NOTE 7 - NOTICE OF DEFAULT

     On December 2, 1998, Cal-Sierra Title Company, as Trustee under a Deed of Trust, filed a Notice of Default and Election to Sell Under Deed of Trust to secure obligations in favor of the Company as Beneficiary on real property in Plumas County, California sold to Robert F. Carmody on May 16, 1990.

NOTE 8 - CONTINGENT LIABILITIES

      The Company is not a defendant in any legal proceeding nor is there any litigation in progress, pending or threatened against the Company.


NOTE 9 - COMPREHENSIVE INCOME

     As reported earlier in the Summary of Significant Accounting Policies, there is a new accounting standard that required additional reporting. This statement requires an entity to display an amount representing total comprehensive income for the period and in accumulation for all periods presented. This statement also requires the entity to classify items of other comprehensive income by their nature in the financial statements. The following is the statements of comprehensive income as of December 31,:

                                  1998        1997       1996

Net Income (Loss)               $  22,228   $  (5,101)  $  7,538

Other Comprehensive Income,
  net of tax:
Unrealized gains on securities:
  Unrealized holding gains arising
  during period                 $  (1,954)  $   4,632   $  2,485
  Less:  reclassification
  adjustment for gains
  included in net income        $ (17,623)  $     462   $(16,286)

    Total Other Comprehensive
      Income                    $ (19,577)  $   5,094   $(13,801)

Comprehensive Income            $   2,651   $      (7)  $ (6,263)


CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997

     The following shows the tax effect of each component of comprehensive income as of December 31,:

[CAPTION]
Calculation of Holding Gains (Losses)

                                  1998        1997       1996
[S]                               [C]         [C]        [C]

Holding gains (losses)
 recognized in other comprehensive
 income                           $  (2,299)  $   5,449  $   2,923

 Tax (expense) benefit                   345        (817)    (438)

Total gain (loss), net of tax     $  (1,954)       4,632     2,485

[CAPTION]
Reclassification Adjustments
[/TABLE]
                                  1998        1997       1996
[S]                               [C]         [C]        [C]

Net income:
  (Gain) loss on sale of
   securities                     $ (20,733)  $      543  $(19,160)
  Income tax (expense) benefit        3,110          (81)    2,874

Net gain (loss) realized in
  net income                      $ (17,623)         462   (16,286)
[/TABLE]
     Accumulated other comprehensive income is comprised of only unrealized gains (losses) on investment securities.

NOTE 10 - INCOME TAXES

     The Company's deferred tax assets and liabilities were represented by unrealized gains or losses on investment securities resulting in deferred tax assets of $305 for 1998 and deferred tax liabilities of $3,151 for 1997.


