Form 10-K/A
period 1999-12-31
CALIFORNIA ENGELS MINING CO
filed 2000-04-17
CIK 16317

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 for the Fiscal Year Ended December 31, 1999
Commission File No. 1-3871

CALIFORNIA-ENGELS MINING COMPANY

Incorporated in the State of California
IRS Employer I.D. No. 94-0357560

117 Crescent Street
P. O. Box 778
Greenville, California 95947-0778
Telephone Number (530) 284-6191

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT

Title of Each Class - Capital Stock, par value, $0.25 per share.

Number of Shares outstanding: 760,954.34

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90
days.  Yes:  X      No:

  As of March 6, 2000, 760,954.34 capital shares were outstanding, and the aggregate market value of the common shares of California-Engels Mining Company held by nonaffiliates was approximately
$134,209.

Documents Incorporated by Reference: NONE

Filing Contains 31 Pages

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

   Registrant's mining properties were continuously leased from September, 1947, to March, 1951; from March, 1951, to December, 1959; from November, 1960, to October, 1979; from August, 1980, to August, 1990; and from November, 1990, to April 1993. The lessee from 1964 to 1993 was Placer Dome U.S. Inc., the U.S. Subsidiary of Placer Dome Inc., Vancouver, B.C., Canada. The Mining Lease With Option to Purchase, between the Registrant (Lessor) and Placer Dome U.S. Inc. (Lessee) was terminated by Placer Dome U.S. Inc. effective April 20, 1993. Registrant has received a substantial amount of technical data on its mining properties and maintains a library on the Plumas Copper Belt. Thousands of feet of drill core from the Superior Mine, Sulphide Ridge and the Engels Mine are stored at Crescent Mills, California. Registrant's mineral deposits and prospects are not deemed economically attractive under current conditions for the mining industry in California and the United States, nor are they likely to be so in the foreseeable future.

   The Non-Industrial Timber Management Plan on Registrant's mining properties was approved by the California Department of Forestry and became effective July 2, 1999. The permitting process for this project began in August, 1994 with the start of the archaeological survey and the February, 1995 agreement with Shasta Land
Management Consultants to prepare the Plan. The Plan estimates that the four parcels comprising the Lights Creek Unit contain 4,532,000 board feet with an annual growth rate of 67,000 board feet. The three Ward Creek parcels are estimated to contain 983,000 board feet with an annual growth rate of 9,420 board feet.

     The Non-Industrial Timber Management Plan is an assessment of the timber inventory, conditions and potential of the entire property broken down into units with similar growing conditions within each unit. Its intent is to demonstrate a long-term commitment to appropriately manage the resource. It functions as a coordinated collection of individual Timber Harvest Plans and its advantage is that, once approved, the paperwork necessary to initiate individual timber harvests is minimal. Under the Plan the Registrant is restricted in management options to those silvicultural systems that produce uneven-aged stands of timber. Uneven-aged management means the management of a specific forest with the goal of establishing a well-stocked stand of various age classes of trees scattered over the forest. It will permit the periodic harvest of all size classes as individual or small groups to realize yield. Over the long term, forest growth and yield will be balanced. The Registrant will also have the advantage of being able to time harvests for favorable market conditions. It will take a number of years to fully implement the Plan.

   After the effective date of the Non-Industrial Timber Management Plan the Registrant began the process of preparing and permitting a helicopter timber harvest on its Green Ledge and Austrian Syndicate parcels on Ward Creek pursuant to the Plan. This project harvested 377,520 board feet of green timber and was completed on October 28, 1999.

  Registrant made application to the California Tree Farm Committee of the American Tree Farm System for approval of its Engelmine Forest timber lands on Lights Creek as a tree farm. Its Engelmine Forest was accepted as California Tree Farm No. 2611 on June 17, 1999.

   Registrant is preparing a Timber Harvest Plan on the 73 acre
Henry Parcel purchased on August 31, 1999. The property is contiguous to its Lights Creek parcels and contains over 220,000 board feet of green timber and an area suitable for the development of residential sites.

   Registrant is subject to a State of California General
Industrial Activities Storm Water Permit. During the year, pursuant to the Registrant's Storm Water Pollution Prevention Plan, catch and evaporation basins and storm records were maintained.


ITEM 2.  PROPERTIES

   (a) Registrant is the fee owner of 36 patented lode mining claims totaling 736 acres, plus 274.49 acres of other patented lands at Engelmine, Lights Creek Mining District, Plumas County, California. During the year Registrant purchased 7700 and 7701 Diamond Mountain Road contiguous to its other Lights Creek parcels for $175,000. Escrow closed August 31, 1999. None of the claims or patented lands are subject to any encumberance.

   (b) Registrant is the fee owner of 11 patented lode mining claims totaling 204.75 acres and 184.20 acres of deeded mineral rights in the Genesee Mining District, Plumas County, California. None of the patented claims and mineral rights are subject to any encumbrance.

ITEM 3.  LEGAL PROCEEDINGS

   None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None


ITEM 5.  MARKET FOR THE REGISTRANT'S CAPITAL STOCK AND RELATED
SHAREHOLDER MATTERS

   (a)  Principal Markets.

   Registrant's shares of Capital Stock are listed on the OTC
Bulletin Board and quoted in the "pink sheets" which are published daily by the National Quotation Bureau, LLC.

   The following table shows the high and low bid prices of Registrant's Capital Shares in the Over-the-Counter Market for the past two years:

[CAPTION]
                                High Bid           Low Bid
[S]                             [C]                [C]
1999 Market Price               $.71875             $ .125

1998 Market Price               $.6875              $ .375
[/TABLE]

   (b)  Approximate number of holders of capital stock.

   The approximate number of holders of record of Registrant's
Capital Stock as of March 6, 2000, is 921.

   (c) The Registrant has never paid a dividend on its Capital Stock because it has had an accumulated deficit since the merger in 1936. The Board of Directors of the Registrant is endeavoring to earn income from the sale of timber so funds are available for the maintenance of its properties and the implementation of its Non-Industrial Timber Management Plan. It is not the intention of the Registrant to pay dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

Year Ended December 31
Selected Financial Data  1999     1998     1997     1996    1995
-----------------------  ----     ----     ----     ----    ----
Operating Revenues       257,502  43,314   39,212   14,463 25,202
Net Income (Loss)         28,936  22,228   (5,101)   7,538 (2,719)
 Income (loss) from
 continuing operations
 per capital share         .038     .029   (.007)     .001  (.004)
Total Assets             562,585  350,531  347,884  347,033 355,732
 Working Capital         16,807   10,128   24,896   33,394  22,830
 Shareholder's Equity   377,914  347,259  344,684  346,983  355,682

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

   (a) Financial condition, changes in financial condition and results of operations.

   During the 30 years its mining properties were leased, the Board of Directors of the Registrant endeavored to increase working capital, total assets and shareholder's equity in the event that its lessee, Placer Dome, U.S. Inc., terminated its Mining Lease
With Option to Purchase agreement and return the mining properties to the Registrant. This event occurred effective April 20, 1993.
Thus funds were available to begin preparation of the Non-Industrial Timber Management Plan. Changes in working capital, total assets and shareholder's equity for the past five years are summarized as follows:

Changes               1998     1998     1997     1996     1995
-------------         ----     ----     ----     ----     ----
Working
Capital ($)           16,807    10,128   24,896   33,394  22,830
Total Assets          562,585   350,531  347,884  347,033  355,732
Shareholders Equity   377,914   347,259  344,684  346,983  355,682

   The objective of the Board of Directors of the Registrant is to earn income from the sale of timber so funds are available for the maintenance of its properties and the implementation of its Non-Industrial Timber Management Plan.

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


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   (a)  Identification of Directors.

Directors Name        Positions            Year First   Principal
and Age                and Offices         Elected      Occupation
-------------         -----------          ----------   ---------
Norman A. Lamb        President            1978         Mining
(63)                  & Director                        Executive
Greenville, CA

Thomas J. Reardon     Vice President       1975         Retired
(78)                  & Director
Daly City, CA

James E. Brousseau    Secretary-Treasurer  1987         Mining
(68)                  & Director                        Executive
Vallejo, CA

Richard C. Poulton    Director             1993         Consultant
(56)
San Mateo, CA

  There are no arrangements or understandings between any of the foregoing persons and any other person or persons pursuant to which any of the foregoing persons were named as directors.
<page)

   (b)  Identification of Executive Officers.
Name of Officer           Age          Office Held
---------------           ----         -----------
Norman A. Lamb            63           President

James E. Brousseau        68           Secretary-Treasurer

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

   (g)  Compliance with Section 16(a) of the Exchange Act

   Registrant is not aware of any person who at any time during the year 1999 was a director, officer or beneficial owner of more than 10 percent of Registrant's capital stock who failed to file on a timely basis reports required by Section 16(a) during 1999 or prior years.


ITEM 11.  Executive Compensation

   (a)  Cash Compensation.

Name of individual or        Capacity      Cash Compensation
number in group
---------------------        ---------     -------------------

Norman A. Lamb               President     $0.00

Officers and Directors
 as a group - Four persons
 including those named above.              $2,000.00


   (b)  Compensation pursuant to plans.

   During the fiscal year, Norman A. Lamb was reimbursed for out-of-pocket expenses.

   (c)  Other compensation.

     None

   (d)  Compensation of directors.

   During the fiscal year, directors received a fee of $500 each for their services as directors.

   (e) Termination of employment and change of control arrangement.

     None

ITEM 12.  Security Ownership of Certain Beneficial Owners and
Management

   (a)  Security ownership of certain beneficial owners.

   The following table shows, as of March 6, 2000, the number of shares of Capital Stock held by every person owning of record or known by the Registrant as owning beneficially more than five percent of the outstanding stock:

Security Ownership of Certain Beneficial Owners

Title of Class     Name and Address    Amount and Nature   Percent
                   of Owner            of Ownership        of Class
--------------     ---------------     -----------------   -------
Capital Stock      James E. Brousseau  179,147 shares      23.5%
 Par Value         270 Peppercorn Ct.  owned of record and
 $0.25/share       Vallejo, CA         beneficially*
                   94591

                   Norman A. Lamb      271,192 shares      35.6%
                   P.O. Box 778        owned of record and
                   Greenville, CA      beneficially **
                   95947

                   Poulton Trust       50,253 shares       6.6%
                   551 West 30th Ave   owned of record
                   San Mateo, CA
                   94403

                   Thomas J. Reardon   81,620 shares       10.7%
                   162 E Market St     owned of record
                   Daly City, CA       and beneficially***
                   94403

* Includes 93,045 shares owned by Nevex Corporation, a Nevada corporation and wholly owned subsidiary of Jenex Gold Corporation, a Washington Corporation, of which Mr. Brousseau is Secretary-Treasurer, a Director and substantial shareholder. Includes 85,000 shares owned by Flowery Gold Mines Company of Nevada, a Nevada corporation of which Mr. Brousseau is Secretary-Treasurer, a Director and major shareholder.

** Includes 89,295 shares owned by Nevex Corporation, a Nevada corporation and wholly owned subsidiary of Jenex Gold Corporation, a Washington Corporation, of which Mr. Lamb is President, a Director and major shareholder. Includes 85,000 shares owned by Flowery Gold Mines Company of Nevada, a Nevada corporation of which Mr. Lamb is President, a Director and major shareholder.

*** Includes 74,508 shares owned by Thomas J. Reardon, Edward P.
Reardon, Michael T. Reardon and Frank J. Reardon, as joint tenants with right of survivorship.

   (b)  Security ownership of management.

   The following table shows as of March 6, 2000 all shares of Capital Stock beneficially owned by all directors and all directors and officers of Registrant as a group:

Capital Stock Beneficially Owned
Title
of Class        Name of Beneficial  Amount and Nature of  Percent
                Owner               Beneficial Ownership  of Class
--------------  ------------------  --------------------  --------
Capital Stock   James E. Brousseau  179,147 shares owned  23.5%
Par Value                           of record and
$0.25 per share                     beneficially*


                Norman A. Lamb      271,192 shares owned  35.6%
                                    of record and
                                    beneficially**

                Richard C. Poulton  50,253 shares owned   6.6%
                                    beneficially***

                Thomas J. Reardon   81,620 shares owned   10.7%
                                    of record and
                                    beneficially****

                All directors and   403,065 shares        53%
                officers as a group
                (four persons)

* Includes 93,045 shares owned by Nevex Corporation, a Nevada corporation, and wholly owned subsidiary of Jenex Gold Corporation, a Washington corporation, of which Mr. Brousseau is Secretary-Treasurer, a Director and substantial shareholder. Includes 85,000 shares owned by The Flowery Gold Mines Company of Nevada, a Nevada corporation, of which Mr. Brousseau is Secretary-Treasurer, a Director and major shareholder. Mr. Brousseau may be deemed to have shared voting and investment power with respect to such shares.

** Includes 93,045 shares owned by Nevex Corporation, a Nevada corporation, and wholly owned subsidiary of Jenex Gold Corporation, a Washington corporation, of which Mr. Lamb is President, a Director and major shareholder. Includes 85,000 shares owned by The Flowery Gold Mines Company of Nevada, a Nevada corporation, of which Mr. Lamb is President, a Director and major shareholder. Mr. Lamb may be deemed to have shared voting and investment power with respect to such shares.

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

ITEM 13.  Certain Relationships and Related Transactions

   None

PART IV

ITEM 14.  Exhibits, Financial Statements, Schedules and Reports on
Form 8-K

   (a)  Financial Statements:                             Page

   Balance Sheets as of December 31, 1999                 F 2-3
     and December 31, 1998.

   Statements of Operations for the Years Ended
     December 31, 1999, December 31, 1998, and
     December 31, 1997.                                   F 4

   Statements of Accumulated Deficit and
     Accumulated Other Comprehensive Income (Loss)
     for the Years Ended December 31, 1999,
     December 31, 1998, and December 31, 1997.            F 5

   Statements of Cash Flows for the years ended
     December 31, 1999, December 31, 1998, and
     December 31, 1997.                                   F 6-7

   (b)  Notes to Financial Statements                     F 8-17
   (c)  Exhibits
     EX-27 Financial Data Schedule.
   (d) No reports on Form 8-K were filed during the last quarter of 1998.

SIGNATURES


       Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CALIFORNIA-ENGELS MINING COMPANY
   Registrant



By   Norman A. Lamb
   Norman A. Lamb, President and
   Chief Executive Officer


Date:  March 31, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By    Norman A. Lamb
   Norman A. Lamb
   President and Director
   March 31, 2000


By    Thomas J. Reardon
   Thomas J. Reardon
   Vice-President and Director
   March 31, 2000


By    James E. Brousseau
   James E. Brousseau
   Secretary-Treasurer
   Chief Financial and Accounting
   Officer, March 31, 2000


By    Richard C. Poulton
   Richard C. Poulton
   Director, March 31, 2000

CALIFORNIA-ENGELS MINING COMPANY
(A California Corporation)


FINANCIAL STATEMENTS


December 31, 1999










































CALIFORNIA-ENGELS MINING COMPANY
BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
(Unaudited)

ASSETS
                                   1999               1998
                                   ---------          ---------
CURRENT ASSETS
Cash and cash equivalents          $   71,295         $   10,128
  Current portion of deeds of
  trust                            $    5,317         $    9,944
  Deferred tax assets              $        -         $      305
  Deposits                         $        -         $      563

  Total Current Assets             $   76,612         $   20,940

PROPERTY AND EQUIPMENT
   Furniture and equipment         $   37,511         $   33,775
   Land                            $  291,522         $  116,696
   Less:  Accumulated depletion    $  (24,210)        $  (18,700)

                                   $  304,823         $  131,771

   Timber Management Development   $  164,078         $  109,636
   Less:  Accumulated depreciation $  (18,097)        $   (2,896)

                                   $  145,981         $  106,740

     Total Property and Equipment  $  450,804         $  238,511



OTHER ASSETS
   Investments available-for-sale
     at estimated fair value       $    1,549         $   19,974
   Investments held-to-maturity    $    2,790         $    3,572
   Deeds of trust                  $   30,830         $   67,534

      Total Other Assets           $   35,169         $   91,080

      Total Assets                 $  562,585         $  350,531



The accompanying notes are an integral part of these financial statements.
page F-2

CALIFORNIA-ENGELS MINING COMPANY
BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                   1999               1998
                                   ---------          --------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Income taxes payable            $    4,697         $    3 272
   Deferred tax liabilities        $       50         $        -
   Accrued expenses                $   48 614         $        -
   Notes payable, current portion  $    6,444         $        -

       Total Current Liabilities   $   59,805         $    3,272
   Notes payable, net of current
      portion                      $  124,866         $        -

       Total Liabilities           $  184,671         $    3,272

STOCKHOLDERS' EQUITY
   Common stock, par value $.25:
   California-Engels Mining Company,
    4,000,000 shares authorized
    760,954.3 shares issued and
    outstanding in 1999 and
    761,135.6 shares issued and
    outstanding in 1998            $  190,241         $  190,284
   Accumulated other comprehensive
    income (loss)                  $      288         $   (1,721)
   Reduction surplus               $2,800,917         $2,801,164
   Accumulated deficit             (2,613,532)        (2,642,468)

       Total Stockholders' Equity  $  377,914         $  347,259

   Total Liabilities and
    Stockholders' Equity           $  562,585         $  350,531








The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Unaudited)

                             1999         1998         1997
                             -----        -----        -----
REVENUE
  Timber and rock revenue    $  248,928   $   33,258    $  28,683
  Dividend income                 1,580        2,155        3,675
  Interest income                 6,994        7,901        6,854

    Total revenue                257,502       43,314       39,212

OPERATING AND GENERAL EXPENSES
   Depreciation                   5,510        1,775        2,950
   Director fees                  2,000            -            -
   Insurance                      1,900        1,900        2,352
   Miscellaneous                    748        1,006          272
   Office and storage rents       3,510        3,510        3,510
   Office expense                 1,815        1,887        2,036
   Professional fees              2,026        1,793        1,531
   Reclamation plan expense           -            -        4,231
   Repairs and maintenance        4,787        4,800        4,935
   Superior quarry expense            -            -        3,510
   Taxes and licenses             5,894        3,793        2,759
   Travel and per diem              999          537          439
   Vehicle expense                  973        1,186        2,086
   Total operating and
   general expenses            $ 30,162   $   22,187    $  30,611
   Net income (loss) from
   operations                  $227,340   $   21,127    $   8,601

OTHER INCOME/(EXPENSES)
   Depletion                    (15,202)      (1,293)      (1,604)
   Gain (loss) on sale
   of securities                      -       20,733         (543)
   Gain on sale of land        $      -   $    1,000    $       -
   Interest                    $ (5,687)  $        -    $       -
   Timber management expense   (168,818)     (15,358)     (10,755)
   Total other income (expense)(189,707)  $    5,082    $ (12,902)
   Income (Loss) Before Taxes  $ 37,633   $   26,209    $  (4,301)

Provision for income taxes     $ (8,697)  $   (3,981)   $    (800)

   Net Income (Loss)           $ 28,936   $   22,228    $  (5,101)
Earnings (Loss) Per Share      $  0.038   $    0.029    $   0.007

The accompanying notes are an integral part of these financial statements.
page F-4

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF ACCUMULATED DEFICIT AND ACCUMULATED OTHER
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Unaudited)

                            1999         1998         1997
                            -----        -----        -----

ACCUMULATED DEFICIT,
   Beginning of year        $(2,642,468) $(2,664,696) $(2,659,595)

Net Income (Loss)           $    28,936  $    22,228  $    (5,101)

ACCUMULATED DEFICIT,
   End of year              $(2,613,532) $(2,642,468) $(2,664,696)

ACCUMULATED OTHER COMPREHENSIVE INCOME,
   Beginning of year        $     1,721  $    17,856  $    12,762
Other Comprehensive Income
   (Loss)                   $     2,009  $   (19,577) $     5,094

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
   End of year              $       288  $    (1,721) $    17,856






















The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Unaudited)

                              1999         1998        1997
                              ------       ------      -----
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net Income (loss)          $  28,936    $ 22,228    $ (5,101)

   Adjustments to reconcile net income (loss)
   to net cash provided (used) by
   operating activities:
   Depreciation and depletion    20,712       3,068       4,554
   Amortization of GNMA discount   (423)       (564)       (596)
   (Gain) loss on
   sale of securities and land        -     (20,733)        543
   (Gain) on sale of land             -      (1,000)          -

   (Increase) decrease in:
    Prepaid expenses                  -           -         300
    Deposits                        563        (563)          -
    Increase (decrease) in:
    Taxes payable                 1,425       3,272           -
    Accrued expenses             48,614         (50)          -

  Net cash provided (used)
    by operating activities    $ 99,827     $ 5,685    $    (300)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments received on
  notes receivable               41,331      (25,508)      6,139
Purchases of securities
   and investments                  (36)     (20 845)        (77)
Proceeds from sale
   of securities                 20,824       47,094      12,503
Proceeds from sale of land            -       34,000           -
Return of principal GNMA          1,205        1,391       1,170
Capital expenditures           (233,004)     (56,483)    (27,893)
   Net cash used by
    investing activities       (169,680)     (20,351)     (8,158)


The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Unaudited)

                                  1999        1998       1997
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury shares           (290)        (75)       (40)
Notes payable                      148,000      39,600      6,550
Payments on notes payable          (16,690)    (39,600)    (6,550)

   Net cash provided (used) by
     financing activities          131,020         (75)       (40)

   Net increase (decrease) in
    cash and cash equivalents     $  61,167   $(14,768)  $ (8,498)

CASH AND CASH EQUIVALENTS,
Beginning of Year                 $ 10,128    $ 24,896   $ 33,394
CASH AND CASH EQUIVALENTS,
End of Year                       $ 71,295    $ 10,128   $ 24,896

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year:

    For income taxes              $  2,650    $    800   $    800

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING ACTIVITIES

   Change in unrealized
     gain (loss) on
     investment securities        $   2,363   $ (2,299)  $  5,449

The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


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



CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

Mineral and Timber Lands

   Mineral and timber lands and depreciable property are stated at book value less accumulated depletion and depreciation.
Depreciation is calculated using the declining balance method over five to seven year lives. Timber depletion is calculated based on units of production.

Comprehensive Income

     Pursuant to Financial Accounting Standards Board ("FASB")
Statement No. 130, Reporting Comprehensive Income, the Company reports any material components of comprehensive income in its financial statements.

Reclassification

   Certain amounts in the prior year financial statements have been reclassified to conform to the current years financial statement presentation. Such reclassification had no effect on net equity or net income.

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December
31:

                                        1999          1998

Furniture and equipment               $    37,511  $   33,775
Land                                      291,522     116,696
Less:  Accumulated depreciation           (24,210)   (18,700)

                                          304,823    131,771
Timber management development             164,078    109,636
Less:  Accumulated depletion              (18,097)    (2,896)

                                          145,981    106,740

Total Property and Equipment          $   450,804 $  238,511

NOTE 3 - MINING CLAIMS AND FEE LAND OWNED

     At December 31, 1999, the Company was the owner of 36 patented lode mining claims totaling 736 acres comprising the Engels and Superior Mines and 234.49 acres of patented land at Engelmine, Lights Creek Mining District, Plumas County, California. In addition the Company owned 40 acres of patented land at 6000 page F-9

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

Diamond Mountain Road within two miles of the above property.
During the year the Company purchased 7700 and 7701 Diamond Road for $175,000. Escrow closed August 31, 1999.

   At December 31, 1999, the Company was the owner of 11 patented lode mining claims totaling 204.74 acres and 184.20 acres of deeded mineral rights on Ward Creek in the Genesee Mining District, Plumas County, California.

NOTE 4 - VALUATION OF MINERAL LANDS - DEFERRED INCOME TAXES

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



CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

NOTE 5 - DEEDS OF TRUST

   Trust deed notes receivable at December 31, 1999 and 1998
consist of the following:
                     1999                                1998
                     ---------------------------------   ------
                     Due within   Due after   Total      Total
                     ----------   ----------  --------   -------
 Douglas R.
Friedrich
  9% Note secured by
  Plumas County,
  California
  real property      $  3,290     $ 28,305    $ 31,595   $ 34,602
Less unamortized
  discount               (676)      (1,491)     (2,167)    (2,855)
                     ---------    ---------   ---------  ---------
Total                $  2,614     $ 26,814    $ 29,428   $ 31,747

Robert F. Carmody
 10% Note secured by
 Plumas County,
 California
 real property              -            -            -  $  4,731

John and Tina Tucker
 9% Note secured by
 Plumas County,
 California
 real property       $  2,703     $  4,016     $  6,719  $  9,201

Monte C. Wolford
 8% Note secured by
 Plumas County,
 California
 real property              -            -            -  $ 31,799

                     --------     --------     --------  --------
Total                $  5,317     $ 30,830     $ 36,147  $ 77,478





CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

NOTE 6 - INVESTMENT SECURITIES

   At December 31, 1999 and 1998, the investment securities portfolio is comprised of items classified as available-for-sale and held-to-maturity. In accordance with the provisions of SFAS No. 115, the available-for-sale securities are reported as an asset at their fair market value with the unrealized gain or loss excluded from earnings and reported as a separate component of comprehensive income and the held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. realized gains and losses are determined using specific identification of securities sold.

   The following reflect the estimated fair values of investment securities and amortized cost held at December 31, 1999, 1998, and 1997. Fair values are based on management's estimate
[CAPTION]
                          1999
                          ----
[S]                      [C]      [C]        [C]        [C]
                                  Gross      Gross      Estimated
                                  Unrealized Unrealized Fair
                          Cost    Gain       Loss       Value
                         ------   ---------- ---------- --------
Equity Securities
  available-for-sale     $  1,212 $    337   $     -    $  1,549

Mortgage-backed securities
  held to maturity       $  3,508 $      -   $     -    $  2,790
                         -------- --------   ---------  --------

Totals                   $  4,720 $    337   $     -    $  4,339





CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

[CAPTION]
                         1998
                         ----
[S]                               [C]        [C]         [C]
                                  Gross      Gross      Estimated
                                  Unrealized Unrealized Fair
                         Cost     Gain       Loss       Value
                         ------   ---------- ---------- --------
Equity Securities
 available-for-sale      $ 22,000 $     48   $(2,074)   $ 19,974

Mortgage-backed securities
  held to maturity       $  3,572 $      -   $     -    $  3,572
                         -------- ---------  --------   --------

Totals                   $ 25,572 $     48   $(2,074)   $ 23,546
[/TABLE]

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
[/TABLE]

     Sales of equity securities resulted in a gain of $20,733 in 1999, a loss of $543 in 1998 and a gain of $19,160 in 1997.





CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

NOTE 7 - CAPITAL STOCK

    The Company acquired and subsequently retired 181.26 shares of common stock for $290 in 1999 and 100 shares for $75 in 1998.

NOTE 8 - NOTICE OF DEFAULT

     On December 2, 1999, Cal-Sierra Title Company, as Trustee under a Deed of Trust, filed a Notice of Default and Election to Sell Under Deed of Trust to secure obligations in favor of the Company as Beneficiary on real property in Plumas County,
California sold to Robert F. Carmody on May 16, 1990.   The Deed of
Trust was brought current and a Notice of Rescission was filed on April 13, 1999. On May 27, 1999, Cal-Sierra Title Company, as Trustee under the above Deed of Trust, filed Notice of Default and Election to Sell Under Deed of Trust to secure obligations in favor of the Company as Beneficiary on the above real property. On October 6, 1999 the Deed of Trust was paid in full and a Reconveyance was issued to the Trustor.

NOTE 9 - CONTINGENT LIABILITIES

      The Company is not a defendant in any legal proceeding nor is there any litigation in progress, pending or threatened against the Company.


NOTE 10 - COMPREHENSIVE INCOME

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

                                  1999        1998       1997

Net Income (Loss)               $  29,147   $  22,228   $ (5,101)

Other Comprehensive Income, (Loss)
  net of tax:
Unrealized gains on securities:
  Unrealized holding gains arising
  during period                 $   2,009   $  (1,954)  $  4,632
  Less:  reclassification
  adjustment for (gains)
  losses included in net income $       -   $ (17,623)  $    462

    Total Other Comprehensive
      Income                    $   2,009   $ (19,577)  $  5,094

Comprehensive Income            $  31,156   $   2,651   $     (7)


CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

     The following shows the tax effect of each component of comprehensive income as of December 31,:
[CAPTION]
Calculation of Holding Gains (Losses)

                                  1999        1998       1997
[S]                               [C]         [C]        [C]

Holding gains (losses)
 recognized in other comprehensive
 income                           $   2,363   $  (2,299) $   5,449

 Tax (expense) benefit                  (345)        345     (817)

Total gain (loss), net of tax     $   2,009       (1,954)   4,632

[CAPTION]
Reclassification Adjustments
[/TABLE]

Net income:
  (Gain) loss on sale of
   securities                     $       -   $  (20,733) $    543
  Income tax (expense) benefit            -        3,110       (81)

Net gain (loss) realized in
  net income                      $       -      (17,623)      462
[/TABLE]
     Accumulated other comprehensive income is comprised of only unrealized gains (losses) on investment securities.

NOTE 11 - LONG-TERM DEBT

                                 1999                         1998
                              Due within  Due after
                              one year    one year   Total   Total

Note payable to Jenex Gold
  Corporation in monthly
  installments of $1,000
  including interest at 9%
  per annum                   $ 4,360  $ 82,493  $ 86,853  $    -

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

Note payable to Volcanic
  Gold, Inc. in monthly
  installments of $500
  including interest at
  9% per annum                  2,083    42,373    44,456        -

                            $   6,443 $ 124,866 $ 131,309  $     -

The following table represents future principle payments for the years ended December 31:

                       2000             $6,444
                       2001              7,048
                       2002              7,709
                       2003              8,432
                       2004              9,223
                       Thereafter       92,453

                                    $  131,309


NOTE 12 - INCOME TAXES

                              1999         1998          1997
                              -----        -----         -----
Federal Income Tax - Current  $5,106       $1,959        $    -
State Income Tax - Current     3,591       $2,022           800

Total provision               $8,697       $3,981        $  800

     The Company's deferred tax assets and liabilities were represented by unrealized gains or losses on investment securities resulting in deferred tax assets of $50 for 1999 and deferred tax liabilities of $305 for 1998.


