Form 10-Q
period 2000-03-31
CALIFORNIA ENGELS MINING CO
filed 2000-05-12
CIK 16317

SECURITIES AND EXCHANGE COMMISSION
Washington D. C.  20549

Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2000
Commission File No. 1-3871

CALIFORNIA-ENGELS MINING COMPANY
       (Exact name of registrant as specified in its charter)

State of California
(State or other jurisdiction of incorporation or organization)

94-0357560 (I.R.S. Employer Identification Number)
Address: 117 Crescent Street, P. O. Box 778,
Greenville, California  95947-0778
(Address of principal executive office)  (Zip Code)

(530) 284-6191
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90
days.  Yes   X       No

CLASS

Capital Stock, par value: $0.25 per share.

OUTSTANDING AT MARCH 31, 2000: 760,954.34 shares.

Filing Contains 10 pages.

CALIFORNIA-ENGELS MINING COMPANY
BALANCE SHEETS
(Unaudited)

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASSETS
                                   March 31           December 31
                                   2000               1999
                                   ---------          ---------
CURRENT ASSETS
  Cash                             $   11,983         $   71,295
  Deeds of Trust - current
  portion                          $    4,157         $    5,317
  Deferred income tax              $        -         $        -
  Reimbursements receivable        $    1,295         $        -
  Deposits                         $        -         $        -
  Prepaid income tax               $    2,303         $        -
     Total Current Assets          $   19,738         $   76,612

PROPERTY AND EQUIPMENT, NET        $  451,065         $  450,804

OTHER ASSETS
  Investments available-for-sale   $    1,562         $    1,549
  Investments held-to-maturity     $    2,677         $    2,790
  Deeds of trust - net of current
  portion                          $   30,830         $   30,830
  Note receivable                  $   49,500         $        -
      Total Other Assets           $   84,569         $   35,169
      Total Assets                 $  555,372         $  562,585

LIABILITIES AND STOCKHOLDERS' EQUITY
                                   March 31           December 31
                                   2000               1999
                                   ---------          --------
CURRENT LIABILITIES
  Income taxes payable             $        -         $    4,967
  Deferred tax liabilities         $       50         $       50
  Accrued expenses                 $   51,223         $   48,614
  Notes payable, current portion   $    4,888         $    6,444

      Total Current Liabilities    $   56,161         $   59,805
LONG TERM LIABILITIES
  Notes payable, net of current
      portion                      $  124,866         $  124,866

      Total Liabilities            $  181,027         $  184,671

CALIFORNIA-ENGELS MINING COMPANY
BALANCE SHEETS
(Unaudited)

STOCKHOLDER'S EQUITY
                                   March 31           December 31
                                   2000               1999
                                   ---------          ---------

STOCKHOLDERS' EQUITY
   Capital stock, par value $.25:
     4,000,000 shares authorized
     760,954.3 shares issued and
     outstanding in 1999 and 2000  $  190,241         $  190,241
   Accumulated other comprehensive
    income (loss)                  $      288         $      288
   Reduction surplus               $2,800,917         $2,800,917
   Accumulated deficit             (2,617,101)        (2,613,532)

       Total Stockholders' Equity  $  374,345         $  377,914

       Total Liabilities and
       Stockholders' Equity        $  555,372         $  562,585

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)

                                   Three Months Ended March 31,
                                   2000               1999
                                   -----              -----
REVENUE
  Timber and rock revenue          $    1,045         $      160
  Dividend income                         710                 51
  Interest income                         700              1,727
    Total revenue                  $    2,455         $    1,938

OPERATING AND GENERAL EXPENSES
   Depreciation                    $      501                  -
   Director fees                            -                  -
   Insurance                            1,900              1,900
   Miscellaneous                          192              1,507
   Office and storage rents             3,128              1,128
   Office expense                         275                459
   Professional fees                        -                  -
   Reclamation plan expense                 -                  -
   Repairs and maintenance                  -                425
   Superior quarry expense                  -                  -
   Taxes and licenses                     573                250
   Travel and per diem                      -                  -
   Vehicle expense                        441                306
   Wages and related taxes              3,732                  -
     Total operating and
     general expenses              $   10,742         $    5,975

     Net income (loss) from
     operations                    $   (8,287)        $   (4,037)

OTHER INCOME and(EXPENSE)
   Depletion                       $        -         $        -
   Gain (loss) on sale
   of securities                   $        -         $        -

   Gain on sale of land            $        -         $        -
   Interest                        $   (3,992)        $        -
   Timber management expense       $   (660)          $        -
   Office and bookkeeping
    service                        $    9,370         $        -
     Total other income
     and(expense)                  $   4,718          $        -

   Income(Loss)Before Taxes        $  (3,569)         $   (4,037)

Provision for income taxes         $        -         $        -

   Net Income (Loss)               $  (3,569)         $   (4,037)
Earnings (Loss) Per Share          $  (0.005)         $   (0.005)

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

                                   Three Months Ended March 31,
                                   2000               1999
                                   ------             ------
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net Income (loss)               $ (3,569)          $   (4,037)
   Adjustments to reconcile
    net income (loss)to net
    cash provided (used) by
    operating activities:
     Depreciation and depletion          501                  -
     Amortization of GNMA discount         -                  -
     (Gain)loss on sale
     of securities                         -                  -
     (Gain)on sale of land                 -                  -

   (Increase)decrease in assets
      Prepaid expenses                (3,598)             (2,328)
      Deposits                             -                 563

    Increase (decrease) in liabilities
     Taxes payable                    (4,697)             (3,272)
     Accrued expenses                  2,609                   -

        Net cash provided (used)
        by operating activities    $ (8,754)          $   (9,074)

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments received on
   notes receivable                $  1,160           $    1,228
  Notes issued                      (49,500)                   -
  Purchases of securities
   and investments                      (13)                   -
  Proceeds from sale
   of securities                          -                    -
  Proceeds from sale of land              -                    -
  Return of principal GNMA              113                  328
  Capital expenditures                 (762)                (735)
     Net cash Provided (Used)by
      investing activities          (49,002)                 821

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

                                   Three Months Ended March 31,
                                   2000               1999
CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase of treasury shares      $       -          $      (50)
  Notes payable                            -               3,000
  Payments on notes payable           (1,556)                  -

      Net cash provided (used) by
       financing activities        $  (1,556)         $    2,950

Net increase(decrease)in
 cash and cash equivalents         $ (59,312)         $   (5,303)

CASH AND CASH EQUIVALENTS,
Beginning of Year                  $  71,295          $   10,128

CASH AND CASH EQUIVALENTS,
End of Period                      $  11,983          $    4,825

FIXED ASSET SUMMARY

                                   March 31,          December 31
                                   2000               1999
Furniture and equipment            $  38,273          $   33,775
Land                                 291,522             116,696
Less: Accumulated depreciation       (24,711)            (18,700)

  Subtotal                         $ 305,084          $  131,771

Timber management development      $ 164,078          $  109,636
Less: Accumulated depletion          (18,097)             (2,896)

  Subtotal                         $ 145,981          $  106,740

Total Property and Equipment       $ 451,065          $  238,511

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are unaudited but, in the opinion of the management, include all adjustments, consisting solely of normal items, necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

These financial statements should be read in conjunction with the financial statements and notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

During the 30 years its mining properties were leased, the Company endeavored to increase working capital, total assets and shareholder's equity in the event that its lessee, Placer Dome U.S. Inc., terminated its Mining Lease and Option to Purchase agreement and return the mining properties to the Company. This event occurred effective April
20, 1993. Thus, funds were available to begin preparation of a Non-Industrial Timber Management Plan which was approved by the California
Department of Forestry and became effective July 2, 1999. The objective of the Company is to earn income from the sale of its timber so funds are available for the maintenance of its properties and the implementation of its timber management plan. Because timber revenues are sporadic, in order to provide regular monthly income the President of the Company, on January 1, 2000, transferred management of the office building at 117 Crescent Street, Greenville, CA and its related bookkeeping business to the Company.

The Company is presently preparing a Timber Harvest Plan on its Henry Parcel and expects to harvest green timber during the second and third quarters of 2000.

Results of Operations

The Company had net loss, for the three months ending March 31, of $3,569 in 2000, compared to net loss of $4,037 in the 1999 period.

The decrease of net loss for the first three months of 2000 compared with the corresponding period in 1999 was due to office management and bookkeeping services fees.

The Company's principal sources of income are office management and bookkeeping fees, sale of timber, interest, dividends, capital gains and sale of rock and sand. There is no assurance that any of the sources of income will continue at current rates into the future.
Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The matters discussed in this report on Form 10-Q, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such factors include, among others, the speculative nature of mineral exploration, commodity prices, production and reserve estimates, environmental and government regulations, availability of financing, force majeure events, and other risk factors as described from time to time in the Company's filings with the Securities and Exchange Commission. Many of these factors are beyond the Company's ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Prices

The Company's earnings and cash flow may be significantly impacted by changes in the market price of timber. Timber prices fluctuate and may be affected by numerous factors, such as seasonal demand, production levels, economic policies of central banks, interest rates and producer hedging.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

          None

Item 2.  Changes in Securities.

          None

Item 3.  Defaults upon Senior Securities.

          None

Item 4.  Submission of Matters to a Vote of Security Holders.

          None

Item 5.  Other Information.

          None

Item 6.  Exhibits and Reports on Form 8-K.

          None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CALIFORNIA-ENGELS MINING COMPANY
Registrant



May 10, 2000                     By: /s/ Norman A. Lamb
                                     Norman A. Lamb, President
                                     and Chief Executive Officer


May 10, 2000                     By: /s/ James E. Brousseau
                                     James E. Brousseau, Secretary-
                                     Treasurer and Chief
                                     Financial Officer