Form 10-Q
period 2000-06-30
CALIFORNIA ENGELS MINING CO
filed 2000-08-23
CIK 16317

SECURITIES AND EXCHANGE COMMISSION
Washington D. C.  20549

Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2000
Commission File No. 1-3871

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

OUTSTANDING AT JUNE 30, 2000: 760,954.34 shares.

Filing Contains 11 pages.

CALIFORNIA-ENGELS MINING COMPANY
BALANCE SHEETS
(Unaudited)

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASSETS
                                   June 30           December 31
                                   2000               1999
                                   ---------          ---------
CURRENT ASSETS
  Cash                             $    3,820         $   71,295
  Deeds of Trust - current
  portion                          $    6,215         $    5,317
  Deferred income tax              $        -         $        -
  Reimbursements receivable        $        -         $        -
  Deposits                         $        -         $        -
  Prepaid income tax               $    4,360         $        -
     Total Current Assets          $   14,395         $   76,612

PROPERTY AND EQUIPMENT, NET        $  450,564         $  450,804

OTHER ASSETS
  Investments available-for-sale   $    1,576         $    1,549
  Investments held-to-maturity     $    2,481         $    2,790
  Deeds of trust - net of current
  portion                          $   76,659         $   30,830

      Total Other Assets           $   80,716         $   35,169
      Total Assets                 $  545,675         $  562,585

LIABILITIES AND STOCKHOLDERS' EQUITY
                                   June 30           December 31
                                   2000               1999
                                   ---------          --------
CURRENT LIABILITIES
  Income taxes payable             $        -         $    4,697
  Deferred tax liabilities         $       50         $       50
  Accrued expenses                 $   47,114         $   48,614
  Notes payable, current portion   $   23,739         $    6,444

      Total Current Liabilities    $   70,903         $   59,805
LONG TERM LIABILITIES
  Notes payable, net of current
      portion                      $  121,422         $  124,866

      Total Liabilities            $  192,325         $  184,671

CALIFORNIA-ENGELS MINING COMPANY
BALANCE SHEETS
(Unaudited)

STOCKHOLDER'S EQUITY
                                   June 30           December 31
                                   2000               1999
                                   ---------          ---------

STOCKHOLDERS' EQUITY
   Capital stock, par value $.25:
     4,000,000 shares authorized
     760,954.3 shares issued and
     outstanding in 1999 and 2000  $  190,241         $  190,241
   Accumulated other comprehensive
    income (loss)                  $      288         $      288
   Reduction surplus               $2,800,917         $2,800,917
   Accumulated deficit             (2,638,096)        (2,613,532)

       Total Stockholders' Equity  $  353,350         $  377,914

       Total Liabilities and
       Stockholders' Equity        $  545,675         $  562,585

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)

                                   Three Months Ended June 30,
                                   2000               1999
                                   -----              -----
REVENUE
  Timber and rock revenue          $        -         $    2,352
  Dividend income                          57                811
  Interest income                       2,289              1,887
    Total revenue                  $    2,346         $    5,050

OPERATING AND GENERAL EXPENSES
   Depreciation                    $      501              1,836
   Director fees                            -                  -
   Insurance                                -                  -
   Miscellaneous                          171                295
   Office and storage rents             3,128                878
   Office expenses                      2,405                157
   Professional fees                    3,040              1,838
   Reclamation plan expense                 -                  -
   Repairs and maintenance              1,050              3,315
   Superior quarry expense                  -                  -
   Taxes and licenses                   2,316              1,888
   Travel and per diem                    484                219
   Vehicle expense                        252                504
   Wages and related taxes              2,445                  -
     Total operating and
     general expenses              $   15,792         $   10,930

     Net income (loss) from
     operations                    $  (13,446)        $   (5,880)

OTHER INCOME and (EXPENSE)
   Depletion                       $        -         $        -
   Gain (loss) on sale
   of securities                   $        -         $        -
   Gain on sale of land            $        -         $        -
   Interest                        $   (3,935)        $        -
   Resource management expense     $  (10,819)        $   (2,886)
   Office and bookkeeping
    service                        $    7,205         $        -
     Total other income
     and(expense)                  $   (7,549)        $   (2,886)

   Income(Loss)Before Taxes        $  (20,995)        $   (8,766)

Provision for income taxes         $        -         $        -

   Net Income (Loss)               $  (20,995)        $   (8,766)

Earnings (Loss) Per Share          $  (0.028)         $   (0.012)

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)

                                   Six Months Ended June 30,
                                   2000               1999
                                   -----              -----
REVENUE
  Timber and rock revenue          $    1,045         $    2,512
  Dividend income                         767                862
  Interest income                       2,989              3,614
    Total revenue                  $    4,801         $    6,988

OPERATING AND GENERAL EXPENSES
   Depreciation                    $    1,002              1,836
   Director fees                            -                  -
   Insurance                            1,900              1,900
   Miscellaneous                          363              1,802
   Office and storage rents             6,256              2,006
   Office expenses                      2,680                616
   Professional fees                    3,040              1,838
   Reclamation plan expense                 -                  -
   Repairs and maintenance              1,050              3,740
   Superior quarry expense                  -                  -
   Taxes and licenses                   2,889              2,138
   Travel and per diem                    484                219
   Vehicle expense                        693                810
   Wages and related taxes              6,177                  -
     Total operating and
     general expenses              $   26,534         $   16,905

     Net income (loss) from
     operations                    $  (21,733)        $   (9,917)

OTHER INCOME and (EXPENSE)
   Depletion                       $        -         $        -
   Gain (loss) on sale
   of securities                   $        -         $        -
   Gain on sale of land            $        -         $        -
   Interest                        $   (7,927)        $        -
   Resource management expense     $  (11,479)        $   (2,886)
   Office and bookkeeping
    service                        $   16,575         $        -
     Total other income
     and(expense)                  $   (2,831)        $   (2,886)

   Income(Loss)Before Taxes        $  (24,564)        $  (12,803)

Provision for income taxes         $        -         $        -

   Net Income (Loss)               $  (24,564)        $  (12,803)

Earnings (Loss) Per Share          $  (0.032)         $   (0.017)

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

                                   Six Months Ended June 30,
                                   2000               1999
                                   ------             ------
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net Income (loss)               $ (24,564)          $   (12,803)
   Adjustments to reconcile
    net income (loss)to net
    cash provided (used) by
    operating activities:
     Depreciation and depletion        1,002                 1,836
     Amortization of GNMA discount         -                     -
     (Gain)loss on sale
     of securities                         -                     -
     (Gain)on sale of land                 -                     -

   (Increase)decrease in assets
      Prepaid expenses                (4,360)               (2,978)
      Deposits                             -                   563

    Increase (decrease) in liabilities
     Taxes payable                    (4,697)               (3,272)
     Accrued expenses                 (1,500)                    -

        Net cash provided (used)
        by operating activities    $ (34,119)          $   (16,654)

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments received on
   notes receivable                $  2,584           $   36,733
  Notes issued                      (49,311)                   -
  Purchases of securities
   and investments                      (26)                 (10)
  Proceeds from sale
   of securities                          -               20,824
  Proceeds from sale of land              -                    -
  Return of principal GNMA              309                  678
  Capital expenditures                 (762)              (5,235)
     Net cash Provided (Used) by
      investing activities          (47,206)              52,990

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

                                   Six Months Ended June 30,
                                   2000               1999
CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase of treasury shares      $       -          $      (90)
  Notes payable                       17,000               3,000
  Payments on notes payable           (3,150)              3,000

      Net cash provided (used) by
       financing activities        $ (13,850)         $      (90)

Net increase (decrease) in
 cash and cash equivalents         $ (67,475)         $  (36,246)

CASH AND CASH EQUIVALENTS,
Beginning of Period                $  71,295          $   10,128

CASH AND CASH EQUIVALENTS,
End of Period                      $   3,820          $   46,374

FIXED ASSET SUMMARY

                                   June 30,          December 31
                                   2000               1999
Furniture and equipment            $  38,273          $   33,775
Land                                 291,522             116,696
Less: Accumulated depreciation       (25,212)            (18,700)

  Subtotal                         $ 304,583          $  131,771

Timber management development      $ 164,078          $  109,636
Less: Accumulated depletion          (18,097)             (2,896)

  Subtotal                         $ 145,981          $  106,740

Total Property and Equipment       $ 450,564          $  238,511

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

The Company is presently preparing a Timber Harvest Plan on its Henry Parcel and a mechanical thinning project on its Engels Parcel under its Non-Industrial Timber Management Plan.

Results of Operations

The Company had net loss, for the three months ending June 30, of $20,995 in 2000, compared to net loss of $8,766 in the 1999 period.
The increase in net loss for the second quarter of 2000 over the second quarter of 1999 was due to increased resource management expense, office expense and interest.

The Company had net loss, for the six months ending June 30, of $24,564 in 2000, compared to net loss of $12,803 in the 1999 period. The increase in net loss for the first six months of 2000 compared with the corresponding period in 1999 was due to increased resource management expense, office expense and interest.

The Company's principal sources of income are office management and bookkeeping fees, sale of timber, interest, dividends, capital gains on sale of real estate and sale of rock and sand. There is no assurance that any of the sources of income will continue at current rates into the future.

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


CALIFORNIA-ENGELS MINING COMPANY
Registrant



August 11, 2000                  By: /s/ Norman A. Lamb
                                     Norman A. Lamb, President
                                     and Chief Executive Officer


August 11, 2000                  By: /s/ James E. Brousseau
                                     James E. Brousseau, Secretary-
                                     Treasurer and Chief
                                     Financial Officer