Form 10-Q
period 2000-09-30
CALIFORNIA ENGELS MINING CO
filed 2000-11-13
CIK 16317

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2000 Commission File

No. 1-3871

CALIFORNIA-ENGELS MINING COMPANY

(Exact name of registrant as specified in its charter)

State of California 94-0357560

(State or other jurisdiction of (I.R.S. Employer

incorporation or organization) Identification No.)

117 Crescent Street

P.O. Box 778

Greenville, California 95947-0778

(Address of principal executive office) (Zip Code)

(530) 284-6191

(Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _____

CLASS OUTSTANDING AT SEPTEMBER 30, 2000

Capital Stock, par 760,954.34 Shares

Value, $0.25 per share

Filing Contains 8 pages

CALIFORNIA-ENGELS MINING COMPANY

BALANCE SHEETS

(Unaudited)

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

September 30 December 31

2000 1999

ASSETS

Current Assets

Cash $ 54,467 $ 71,295

Deeds of trust - current portion 2,837 5,317

Deferred income tax - -

Reimbursements receivable - -

Deposits - -

Prepaid income tax - -

Total Current Assets 57,304 76,612

Property and Equipment, net 398,243 450,804

Other Assets

Investments available-for-sale 1,575 1,549

Investments held-to-maturity 2,367 2,790

Deeds of trust - net of current portion 174,544 30,830

Total Other Assets 178,486 35,169

Total Assets $ 634,033 $ 562,585

LIABILITIES

Current Liabilities

Income taxes payable $ 23,284 $ 4,697

Deferred tax liabilities 50 50

Accrued expenses 41,594 48,614

Notes payable, current portion 1,894 6,444

Total Current Liabilities 66,822 59,805

Long-term Liabilities

Notes payable, net of current portion 114,563 124,866

Total Long-term Liabilities 114,563 124,866

Total Liabilities 181,385 184,671

STOCKHOLDER'S EQUITY

Stockholder's Equity

Capital stock, par value $0.25: 4,000,000

shares authorized 760,954.3 shares

issued and outstanding in 1999 and 2000 190,241 190,241

Accumulated other comprehensive

income (loss) 288 288

Reduction surplus 2,800,917 2,800,917

Accumulated deficit (2,538,798) (2,613,532)

Total Stockholder's Equity 452,648 377,914

Total Liabilities and Stockholder's Equity $ 634,033 $ 562,585

CALIFORNIA-ENGELS MINING COMPANY

STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended September 30,

2000 1999

Revenue

Timber and rock revenue $ 480 $ 695

Dividend income 200 347

Interest income 2,717 1,030

Total Revenue 3,397 2,072

Operating and General Expenses

Depreciation 501 1,836

Director fees 2,000 -

Insurance - -

Miscellaneous 268 473

Memberships and dues - -

Office and storage rents 3,127 878

Office expenses 460 217

Professional fees 930 -

Reclamation plan expense 12,738 -

Repairs and maintenance - 30

Superior quarry expense - -

Taxes and licenses 222 976

Travel and per diem 230 -

Vehicle expense 249 355

Wages and related taxes 3,334 -

Total Operating and General

Expenses 24,059 4,765

Net Income (Loss) from Operations (20,662) (2,693)

Other Income and (Expense)

Depletion - -

Gain (loss) on sale of securities - -

Gain on sale of land 143,240 -

Interest (4,752) (1,110)

Timber management expense 5,319 (8,156)

Office and bookkeeping service 5,790 -

Total other income and (expense) 149,597 (9,266)

Income (Loss) Before Taxes 128,935 (11,959)

Provision for Income Taxes (29,824) -

Net Income (Loss) $ 99,111 $ (11,959)

Earnings (Loss) per Share $ 0.130 $ (0.016)

CALIFORNIA-ENGELS MINING COMPANY

STATEMENTS OF OPERATIONS

(Unaudited)

Nine Months Ended September 30,

2000 1999

Revenue

Timber and rock revenue $ 1,525 $ 2,798

Dividend income 967 1,209

Interest income 5,706 4,646

Total revenue 8,198 8,653

Operating and General Expenses

Depreciation 1,503 3,672

Director fees 2,000 -

Insurance 1,900 1,900

Miscellaneous 631 1,255

Memberships and dues - 350

Office and storage rents 9,383 2,883

Office expenses 3,140 768

Professional fees 3,970 1,838

Reclamation plan expense 12,738 -

Repairs and maintenance 1,050 3,770

Superior quarry expense - -

Taxes and licenses 3,111 3,114

Travel and per diem 714 411

Vehicle expense 945 973

Wages and related taxes 9,511 -

Total Operating and General

Expenses 50,596 20,934

Net Income (Loss) from Operations (42,398) (12,281)

Other Income and (Expense)

Depletion - -

Gain (loss) on sale of securities - -

Gain (loss) on sale of land 143,240 -

Interest (12,679) (1,110)

Timber management expense (6,160) (11,042)

Office and bookkeeping service 22,365 -

Total Other Income and (Expense) 146,766 (12,152)

Income (Loss) Before Taxes 104,368 (24,433)

Provision for Income Taxes (29,824) -

Net Income (Loss) $ 74,544 $ (24,433)

Earnings (Loss) per Share $ 0.098 $ (0.032)

CALIFORNIA-ENGELS MINING COMPANY

STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,

2000 1999

Cash Flows from Operating Activities

Net Income (Loss) $ 74,544 $ (24,433)

Adjustments to reconcile net income

(loss) to net cash provided (used) by

operating activities:

Depreciation and depletion 1,503 3,672

Amortization of GNMA discount - -

(Gain) loss on sale of securities - (2,948)

(Gain) loss on sale of land (143,228) -

(Increase) decrease in assets

Prepaid expenses - -

Deposits - 563

Increase (decrease) in liabilities

Taxes payable 18,587 (1,650)

Accrued expenses (7,020) 49,114

Net cash provided (used) by

operating activities (55,614) 24,318

Cash Flows from Investing Activities

Payments received on notes receivable 4,683 35,232

Notes issued (49,117) -

Purchases of securities and investments (26) -

Proceeds from sale of securities - 20,824

Proceeds from sale of land 98,248 -

Return of principal GNMA 613 1,095

Capital expenditures (762) (233,003)

Net cash provided (used) by

investing activities 53,639 (175,852)

Cash Flows from Financing Activities

Purchase of treasury shares - (90)

Notes payable - 177,600

Payments on notes payable (14,853) (28,890)

Net cash provided (used)

by financing activities (14,853) 148,620

Net Increase (Decrease) in Cash and

Cash Equivalents (16,828) (2,914)

Cash and Cash Equivalents,

Beginning of period 71,295 10,128

End of period $ 54,467 $ 7,214

CALIFORNIA-ENGELS MINING COMPANY

FIXED ASSET SUMMARY

(Unaudited)

September 30, December 31,

2000 1999

Furniture and Equipment $ 38,273 $ 33,775

Land 239,702 116,696

Less: Accumulated Depreciation (25,713) (18,700)

Subtotal 252,262 131,771

Timber Management Development 164,078 109,636

Less: Accumulated Depletion (18,097) (2,896)

Subtotal 145,981 106,740

Total Property and Equipment $ 398,243 $ 238,511

CALIFORNIA-ENGELS MINING COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are unaudited but, in the opinion of the management, include all adjustments, consisting solely of normal items, necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

These financial statements should be read in conjunction with the financial statements and notes, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

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

The Company filed a Notice of Timber Operations pursuant to its Non-Industrial Timber Management Plan with the California Department of Forestry on September 7, 2000 for a mechanical thinning and biomass project on its Engels Parcel and is completing a Timber Harvest Plan for its Henry Parcel.

Results of Operations

The Company had net gain, for the three months ending September 30, of $ 99,111 in 2000, compared to net loss of $ 11,959 in the 1999 period. The change in net income for the third quarter of 2000 over the third quarter of 1999 was due to the gain on the sale of land.

The Company had net gain, for the nine months ending September 30, of $ 74,544 in 2000, compared to net loss of $ 24,433 in the 1999 period. The change in net income for the first nine months of 2000 compared with the corresponding period in 1999 was also due to the gain on the sale of land.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The matters discussed in this report on Form 10-Q, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such risks, trends and uncertainties include the highly cyclical nature of the forest products industry, general economic conditions, competition, price conditions or trends for the Company's products, the possibility that timber supply could increase if governmental, environmental or endangered species policies change, and limitations on the Company's ability to harvest its timber due to adverse natural conditions or increased governmental restrictions. These and other risks are described from time to time in the Company's filings with the Securities and Exchange Commission. Many of these factors are beyond the Company's ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether a result of receiving new information, the occurrence of future events, or otherwise.

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

CALIFORNIA-ENGELS MINING COMPANY

Registrant

DATE: November 10, 2000 By _/s/ Norman A. Lamb_____

Norman A. Lamb, President

and Chief Executive Officer

DATE: November 10, 2000 By _/s/ James E. Brousseau__

James E. Brousseau, Secretary-

Treasurer and Chief Financial

Officer