Form 10-K
period 2000-12-31
CALIFORNIA ENGELS MINING CO
filed 2001-03-19
CIK 16317

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 for the Fiscal Year Ended December 31, 2000
Commission File No. 1-3871

CALIFORNIA-ENGELS MINING COMPANY

Incorporated in the State of California
IRS Employer I.D. No. 94-0357560

117 Crescent Street
P. O. Box 778
Greenville, California 95947-0778
Telephone Number (530) 284-6191

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT

Title of Each Class - Capital Stock, par value, $0.25 per share.

Number of Shares outstanding: 760,815.94

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90
days.  Yes:  X      No:

  As of March 5, 2000, 760,815.94 capital shares were outstanding, and the aggregate market value of the common shares of California-Engels Mining Company held by nonaffiliates was approximately
$178,600.

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

   After the effective date of the Non-Industrial Timber
Management Plan the Registrant filed a Notice of Timber Operations for a helicopter harvest on its Green Ledge and Austrian Syndicate parcels on Ward Creek pursuant to the Plan. The project harvested 377,520 board feet of timber and was completed on October 28, 1999.

   Registrant made application to the California Tree Farm
Committee of the American Tree Farm System for approval of its Engelmine Forest timber lands on Lights Creek as a tree farm. Its Engelmine Forest was accepted as California Tree Farm No. 2611 on
June 17, 1999.

   Registrant received approval on July 28, 2000 for a 103 acre hand thinning project from the California Department of Forestry pursuant to their California Forest Improvement Program. The Department will reimburse 75% of the $48,670 cost to the Registrant over the three year life of the agreement.

   During the year Registrant sold 40 acres of land at 6000 Diamond Mountain Road for $75,000 cash. It also sold its 25.67 acre Genesee/Gruss parcel for $65,000 and its 79.08 acre Green Ledge parcel and 184.20 acres of deeded mineral rights on Ward Creek for $94,800 carrying back deeds of trust.

   Registrant filed a Notice of Timber Operations pursuant to its Non-Industrial Timber Management Plan on September 7th and December 15, 2000, for mechanical thinning and biomass projects on its Engels and Smith parcels along Lights Creek. A Timber Harvest Plan was filed for its Henry parcel on November 27, 2000. Mechanical thinning began on the Engels parcel on December 11, 2000.

   Registrant is subject to a State of California General
Industrial Activities Storm Water Permit. During the year, pursuant to the Registrant's Storm Water Pollution Prevention Plan, catch and evaporation basins and monthly water sampling records were maintained.


ITEM 2.  PROPERTIES

     (a) Registrant is the fee owner of 36 patented lode mining claims totaling 736 acres, plus 245.28 acres of other patented lands at Engelmine, Lights Creek Mining District, Plumas County, California. During the year Registrant sold 40 acres of land at 6000 Diamond Mountain Road within one mile of the above property for $75,000 cash. None of the claims or patented lands are subject to any encumbrance.

     (b) Registrant is the fee owner of five patented lode mining claims totaling 100 acres in the Genesee Mining District, Plumas County, California. During the year Registrant sold 25.67 acres of land for $65,000 and 79.08 acres of land and 184.20 acres of deeded mineral rights for $94,800 in the Genesee Mining District carrying back deeds of trust. None of the claims are subject to any encumbrance.

ITEM 3.  LEGAL PROCEEDINGS

   None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 5.  MARKET FOR THE REGISTRANT'S CAPITAL STOCK AND RELATED
SHAREHOLDER MATTERS

   (a)  Principal Markets.

   Registrant's shares of Capital Stock are quoted on the Over-the-Counter Market in the "pink sheets" which are published daily by the Pink Sheets LLC under the symbol "CAEN".

   The following table shows the high and low bid prices of Registrant's Capital Shares in the Over-the-Counter Market for the past two years:

                                High Bid           Low Bid
2000 Market Price               $.50               $ .125

1999 Market Price               $.71875            $ .125

   (b)  Approximate number of holders of capital stock.

   The approximate number of holders of record of Registrant's
Capital Stock as of March 5, 2001, is 913.

   (c)  The Registrant has never paid a dividend on its Capital
Stock because it has had an accumulated deficit since the merger in 1936. The Board of Directors of the Registrant is endeavoring to earn income from the sale of timber so funds are available for the maintenance of its mining properties and the implementation of its Non-Industrial Timber Management Plan. It is not the intention of the Registrant to pay dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

Year Ended December 31
Selected Financial Data  2000     1999     1998     1997    1996
-----------------------  -------  -------  ------   ------  -------
Operating Revenues        45,358  257,502  43,314   39,212   14,463
Net Income (Loss)         78,900   28,936  22,228   (5,101)   7,538
 Income (loss) from
 continuing operations
 per capital share          .104     .038     .029    (.007)   .001
Total Assets             632,120  562,585  350,531  347,884 347,033
 Working Capital          39,462   16,807   10,128   24,896  33,394
 Shareholder's Equity    456,738  377,914  347,259  344,684 346,983

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

   (a) Financial condition, changes in financial condition and results of operations.

   During the 30 years its mining properties were leased, the Board of Directors of the Registrant endeavored to increase working capital, total assets and shareholder's equity in the event that its lessee, Placer Dome U.S. Inc., terminated its Mining Lease
With Option to Purchase agreement and return the mining properties to the Registrant. This event occurred effective April 20, 1993.
Thus funds were available to begin preparation of the Non-Industrial Timber Management Plan. Because timber revenues are sporadic, in order to provide regular monthly income the President of the Registrant, on January 1, 2000, transferred management of the office building at 117 Crescent Street, Greenville, CA and its related bookkeeping business to the Registrant. Changes in working capital, total assets and shareholder's equity for the past five years are summarized as follows:

Changes               2000     1999     1998      1997     1996
-------------         -------  -------- --------  -------  -------
Working
Capital ($)            39,462    16,807   10,128   24,896   33,394
Total Assets          632,120   562,585  350,531  347,884  347,033
Shareholders Equity   456,738   377,914  347,259  344,684  346,983

   The objective of the Board of Directors of the Registrant is to earn income from the sale of timber so funds are available for the maintenance of its mining properties and the implementation of its Non-Industrial Timber Management Plan.

  (b)  Results of operations.

   Registrant's principal sources of income are from the sale of timber, sale of land, interest, dividends and sale of sand and rock. There is no assurance that any of the sources of income will continue at current rates into the future. The termination of the Mining Lease with Option to Purchase agreement substantially increased Registrant's property maintenance expenses.

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

Director' Name       Positions        Year First   Principal
and Age              and Offices      Elected      Occupation
-------------        -----------      ----------   ---------
Norman A. Lamb       President         1978         Mining
(64)                 & Director                     Executive
                                                    Greenville, CA

Thomas J. Reardon    Vice President    1975         Retired
(79)                 & Director                     Daly City, CA






James E. Brousseau   Secretary-        1987         Mining
(69)                 Treasurer &                    Executive
                     Director                       Vallejo, CA

Richard C. Poulton   Director          1993         Consultant
(57)                                                San Mateo, CA

M. Blair Ogden       Director          2000         Attorney at Law
(68)                                                San Francisco,
                                                    CA


   There are no arrangements or understandings between any of the foregoing persons and any other person or persons pursuant to which any of the foregoing persons were named as directors.

   (b)  Identification of Executive Officers.
Name of Officer           Age          Office Held
---------------           ----         -----------
Norman A. Lamb            64           President

James E. Brousseau        69           Secretary-Treasurer

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

     (4) Richard C. Poulton is a Consultant. He was elected a Director of the Registrant on March 27, 1993.

     (5) M. Blair Ogden is a practicing attorney in San Francisco and an officer and director of several public mineral companies. He was elected a Director of the Registrant on May 21, 2000, to fill an existing vacancy.

   (f)  Involvement in certain legal proceedings.

   There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

   (g)  Compliance with Section 16(a) of the Exchange Act

   Registrant is not aware of any person who at any time during the year 2000 was a director, officer or beneficial owner of more than 10 percent of Registrant's capital stock who failed to file on a timely basis reports required by Section 16(a) during 2000 or prior years.


ITEM 11.  Executive Compensation

   (a)  Cash Compensation.

Name of Individual or        Capacity      Cash Compensation
Number in Group
---------------------        ---------     -------------------

Norman A. Lamb               President     $0.00

Officers and Directors
 as a group - Five persons
 including those named above.              $2,500.00

   (b)  Compensation pursuant to plans.

   During the fiscal year, Norman A. Lamb was reimbursed for out-of-pocket expenses.

   (c)  Other compensation.

     None

   (d)  Compensation of directors.

   During the fiscal year, directors received a fee of $500.00 each for their services as directors.

   (e) Termination of employment and change of control arrangement.

     None

ITEM 12.  Security Ownership of Certain Beneficial Owners and
Management

   (a)  Security ownership of certain beneficial owners.

   The following table shows, as of March 5, 2001, the number of shares of Capital Stock held by every person owning of record or known by the Registrant as owning beneficially more than five percent of the outstanding stock:

Security Ownership of Certain Beneficial Owners

Title of Class    Name and Address     Amount and Nature   Percent
                  of Owner             of Ownership        of Class
--------------    ---------------      -----------------   -------
Capital Stock     James E. Brousseau   179,147 shares      23.6%
 Par Value        270 Peppercorn Ct.   owned of record and
 $0.25/share      Vallejo, CA          beneficially*
                  94591

                  Norman A. Lamb       271,742 shares      35.7%
                  P.O. Box 778         owned of record and
                  Greenville, CA       beneficially **
                  95947

                  M. Blair Ogden       178,147 shares      23.4%
                  33 New Montgomery St owned
                  San Francisco, CA    beneficially ***
                  94108

                  Poulton Trust        50,253 shares       6.6%
                  551 West 30th Ave    owned of record
                  San Mateo, CA
                  94403

                  Thomas J. Reardon    81,620 shares       10.7%
                  162 E Market St      owned of record
                  Daly City, CA        and beneficially****
                  94403

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

** Includes 89,295 shares owned by Nevex Corporation, a Nevada corporation and wholly owned subsidiary of Jenex Gold Corporation, a Washington Corporation, of which Mr. Lamb is President, a Director and major shareholder. Includes 85,000 shares owned by The Flowery Gold Mines Company of Nevada, a Nevada corporation of which Mr. Lamb is President, a Director and major shareholder.

***     Includes 93,405 shares owned by Nevex Corporation, a Nevada corporation and wholly owned subsidiary of Jenex Gold Corporation, a Washington corporation, of which Mr. Ogden is Vice-President and a Director. Includes 85,000 shares owned by The Flowery Gold
Mines Company of Nevada, a Nevada corporation, of which Mr. Ogden is Vice-President, a Director and substantial shareholder.

**** Includes 74,508 shares owned by Thomas J. Reardon, Edward P.
Reardon, Michael T. Reardon and Frank J. Reardon, as joint tenants with right of survivorship.

   (b)  Security ownership of management.

   The following table shows as of March 5, 2001 all shares of Capital Stock beneficially owned by all directors and all directors and officers of Registrant as a group:

Capital Stock Beneficially Owned
Title
of Class        Name of Beneficial  Amount and Nature of  Percent
                Owner               Beneficial Ownership  of Class
--------------  ------------------  --------------------  --------
Capital Stock   James E. Brousseau  179,147 shares owned  23.6%
Par Value                           of record and
$0.25 per share                     beneficially*

                Norman A. Lamb      271,742 shares owned  35.7%
                                    of record and
                                    beneficially**

                M. Blair Ogden      178,147 shares owned  23.4%
                                    beneficially***

                Richard C. Poulton  50,253 shares owned   6.6%
                                    beneficially****

                Thomas J. Reardon   81,620 shares owned   10.7%
                                    of record and
                                    beneficially*****

                All directors and   403,065 shares        53.1%
                officers as a group
                (five persons)

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

** Includes 93,045 shares owned by Nevex Corporation, a Nevada corporation and wholly owned subsidiary of Jenex Gold Corporation, a Washington corporation, of which Mr. Lamb is President, a Director and major shareholder. Includes 85,000 shares owned by The Flowery Gold Mines Company of Nevada, a Nevada corporation, of which Mr. Lamb is President, a Director and major shareholder. Mr. Lamb may be deemed to have shared voting and investment power with respect to such shares.

***     Includes 93,405 shares owned by Nevex Corporation, a Nevada corporation and wholly owned subsidiary of Jenex Gold Corporation, a Washington corporation, of which Mr. Ogden is Vice-President and a Director. Includes 85,000 shares owned by The Flowery Gold
Mines Company of Nevada, a Nevada corporation, of which Mr. Ogden is Vice-President, a Director and substantial shareholder. Mr. Ogden may be deemed to have shared voting and investment power with respect to such shares.

**** Includes 50,253 shares owned by the Poulton Trust, of which Mr. Poulton is co-trustee. Mr. Poulton may be deemed to have shared voting and investment power with respect to such shares.

***** Includes 74,508 shares owned by Thomas J. Reardon, Edward P. Reardon, Michael T. Reardon and Frank J. Reardon, as joint tenants with right of survivorship. Mr. Thomas J. Reardon may be deemed to have shared voting and investment power with respect to such shares.

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

ITEM 13.  Certain Relationships and Related Transactions

   None


PART IV

ITEM 14.  Exhibits, Financial Statements, Schedules and Reports on
Form 8-K

   (a)  Financial Statements:                             Page

   Balance Sheets as of December 31, 2000                 F 2-3
     and December 31, 1999.

   Statements of Operations for the Years Ended
     December 31, 2000, December 31, 1999, and
     December 31, 1998.                                   F 4

   Statements of Accumulated Deficit and
     Accumulated Other Comprehensive Income (Loss)
     for the Years Ended December 31, 2000,
     December 31, 1999, and December 31, 1998.            F 5

   Statements of Cash Flows for the years ended
     December 31, 2000, December 31, 1999, and
     December 31, 1998.                                   F 6-7

   (b)  Notes to Financial Statements                     F 8-18

   (c)  Exhibits

          None

   (d) No reports on Form 8-K were filed during the last quarter of 2000.

SIGNATURES


       Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CALIFORNIA-ENGELS MINING COMPANY
   Registrant


By   Norman A. Lamb
   Norman A. Lamb, President and
   Chief Executive Officer


Date:  March 19, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By    Norman A. Lamb
   Norman A. Lamb
   President and Director
   March 19, 2001


By    Thomas J. Reardon
   Thomas J. Reardon
   Vice-President and Director
   March 19, 2001


By    James E. Brousseau
   James E. Brousseau
   Secretary-Treasurer
   Chief Financial and Accounting
   Officer, March 19, 2001


By    Richard C. Poulton
   Richard C. Poulton
   Director, March 19, 2001


By    M. Blair Ogden
   M. Blair Ogden
   Director, March 19, 2001

CALIFORNIA-ENGELS MINING COMPANY
(A California Corporation)


FINANCIAL STATEMENTS


December 31, 2000

















































page F-1

CALIFORNIA-ENGELS MINING COMPANY
BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
(Unaudited)

ASSETS
                                   2000               1999
                                   ---------          ---------
CURRENT ASSETS
  Cash                             $   39,462         $   71,295
  Deeds of Trust - current
   portion                         $   11,842         $    5,317
  Prepaid taxes                    $    5,874         $        -

  Total Current Assets             $   57,178         $   76,612

PROPERTY AND EQUIPMENT, net        $  397,995         $  450,804

OTHER ASSETS
   Investments available
    for sale                       $   12,011         $    1,549
   Investments held to
    maturity                       $    2,472         $    2,790
   Deeds of trust - net of
    current portion                $  162,464         $   30,830

        TOTAL OTHER ASSETS         $  176,947         $   35,169

        TOTAL ASSETS               $  632,120         $  562,585





















The accompanying notes are an integral part of these financial statements.

page F-2

CALIFORNIA-ENGELS MINING COMPANY
BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                   2000               1999
                                   ----------         --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Income taxes payable            $        -         $    4,697
   Deferred income taxes           $   19,843         $       50
   Accrued expenses                $   40,976         $   48,614
   Notes payable, current portion  $    8,014         $    6,444

       Total Current Liabilities   $   68,833         $   59,805

Long-term Liabilities
   Notes payable, net of current
    portion                        $  106,549         $  124,866

       Total Liabilities           $  175,382         $  184,671

STOCKHOLDERS' EQUITY
   Capital stock, par value $.25:
   California-Engels Mining Company,
    4,000,000 shares authorized
    760,815.94 shares issued and
    outstanding in 2000 and
    760,954.34 shares issued and
    outstanding in 1999            $  190,206         $  190,238
   Accumulated other comprehensive
    income (loss)                  $      308         $      288
   Reduction surplus               $2,800,856         $2,800,920
   Accumulated deficit             (2,534,632)        (2,613,532)

       Total Stockholders' Equity  $  456,738         $  377,914

   Total Liabilities and
    Stockholders' Equity           $  632,120         $  562,585










The accompanying notes are an integral part of these financial statements.

page F-3

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(Unaudited)

                             2000         1999         1998
                             ----------   ----------   ----------
REVENUE
  Timber and rock revenue    $    2,215   $  248,928   $   33,258
  Dividend income                 1,769        1,580        2,155
  Interest income                10,504        6,994        7,901
  Office rent                    12,470            -            -
  Professional services          18,400            -            -

    Total revenue            $   45,358   $  257,502   $   43,314

OPERATING AND GENERAL EXPENSES
   Depreciation              $    1,751   $    5,510        1,775
   Director fees                  2,000        2,000            -
   Rock expense                     616            -            -
   Insurance                      1,900        1,900        1,900
   Miscellaneous                    694          748        1,006
   Office and storage rents      12,510        3,510        3,510
   Office expenses                3,763        1,815        1,887
   Payroll expense               12,344            -            -
   Professional fees              5,245        2,026        1,793
   Reclamation plan expense      12,738            -            -
   Repairs and maintenance        2,131        4,787        4,800
   Taxes and licenses             5,102        5,894        3,793
   Travel and per diem              963          999          537
   Vehicle expense                  972          973        1,186

     Total operating and
      general expenses       $   62,729   $   30,162    $  22,187

     Net income (loss) from
      operations             $  (17,371)  $  227,340    $  21,127













The accompanying notes are an integral part of these financial statements.

page F-4

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(Unaudited)

                             2000         1999         1998
                             ----------   ----------   ----------

OTHER INCOME/(EXPENSES)
   Depletion                 $        -   $  (15,202)  $   (1,293)
   Gain (loss) on sale
     of securities                    -            -       20,733
   Gain on sale of land         143,226            -        1,000
   Gain on sale of assets         3,500            -            -
   Interest                     (16,161)      (5,687)           -
   Timber management expense    (11,659)    (168,818)     (15,358)

   Total other income
    and (expense)            $  118,906   $ (189,707)  $    5,082

   Income Before Taxes       $  101,535   $   37,633   $   26,209

Provision for income taxes   $  (22,635)  $   (8,697)  $   (3,981)

   Net Income                $   78,900   $   28,936   $   22,228

Earnings Per Share           $   0.104    $   0.038    $   0.029























The accompanying notes are an integral part of these financial statements.

page F-5

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
(LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(Unaudited)

                            2000         1999         1998
                            -----------  -----------  -----------

ACCUMULATED DEFICIT,
   Beginning of year        $(2,613,532) $(2,642,468) $(2,664,696)

Net Income                  $    78,900  $    28,936  $    22,228

ACCUMULATED DEFICIT,
   End of year              $(2,534,632) $(2,613,532) $(2,642,468)

ACCUMULATED OTHER COMPREHENSIVE
   INCOME (LOSS),
   Beginning of year        $       288  $    (1,721) $    17,856

Other Comprehensive Income
   (Loss)                   $        20  $     2,009  $   (19,577)

ACCUMULATED OTHER COMPREHENSIVE
   INCOME (LOSS),
   End of year              $       308  $       288  $    (1,721)























The accompanying notes are an integral part of these financial statements.

page F-6

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(Unaudited)

                              2000         1999        1998
                              ---------    --------    --------
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net Income                 $  78,900    $ 28,936    $ 22,228
   Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and depletion   1,751      20,712       3,068
   Amortization of GNMA discount   (221)       (423)       (564)
   (Gain) on sale of securities       -           -     (20,733)
   (Gain) on sale of land      (143,226)          -      (1,000)
   (Gain) on sale of assets      (3,500)          -           -
   (Increase) decrease in assets
      Prepaid taxes              (5,874)          -           -
      Deposits                        -         563        (563)
   Increase (decrease) in liabilities
      Taxes payable              (4,697)      1,425       3,272
      Accrued expenses           (7,638)     48,614          50
      Deferred income taxes      19,789           -           -

        Net Cash Provided
         (Used) by
         Operating Activities $ (64,716)   $ 99,827    $  5,658
CASH FLOWS FROM INVESTING ACTIVITIES
   Payments received on
    notes receivable          $(138,159)   $ 41,331    $(25,508)
   Purchases of securities
    and investments             (10,437)        (36)    (20,845)
   Proceeds from sale
    of securities                 3,500      20,824      47,094
   Proceeds from sale
    of land                     195,045           -      34,000
   Return of principal GNMA         539       1,205       1,391
   Capital expenditures            (762)   (233,004)    (56,483)

     Net Cash Provided (Used)
      by Investing Activities $  49,726   $(169,680)   $(20,351)






The accompanying notes are an integral part of these financial statements.

page F-7

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(Unaudited)

                                 2000          1999       1998
                                 --------      --------   --------
CASH FLOWS FROM
 FINANCING ACTIVITIES
   Purchase and retirement
    of treasury shares           $    (96)     $   (290)  $    (75)
   Notes payable                        -       148,000     39,600
   Payments on notes payable      (16,747)      (16,690)   (39,600)

     Net Cash Provided (Used) by
      Financing Activities       $(16,843)      131,020        (75)

Net Increase (Decrease) in
 Cash and Cash Equivalents       $(31,833)     $ 61,167   $(14,768)

CASH AND CASH EQUIVALENTS,
Beginning of Year                $ 71,295      $ 10,128   $ 24,896
CASH AND CASH EQUIVALENTS,
End of Year                      $ 39,462      $ 71,295   $ 10,128

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year:
    Income taxes                 $ 10,917      $  2,650   $    800
    Interest                       16,161         5,687          -

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING ACTIVITIES
     Unrealized holding
     gains (losses)
     arising during period       $     24      $  2,363   $ (2,299)









The accompanying notes are an integral part of these financial statements.

page F-8

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  This summary of significant accounting policies of California-
Engels Mining Company (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to Generally Accepted Accounting Principles and have been consistently applied in the preparation of the financial statements.

Nature of Activity

  The Company's principal line of business is development of mineral and timber properties. The principal revenue sources currently consist of timber, land and rock sales and investment income. The Company's properties are located in the western United States.

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










page F-9

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

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

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following at December 31:

                                      1999            1998
                                      -----------     ---------

Furniture and equipment               $    34,538     $  37,511
Land                                      239,702       291,522
Less:  Accumulated depreciation           (22,226)      (24,210)

                                      $   252,014     $ 304,823

Timber management development         $   164,078     $ 164,078
Less:  Accumulated depletion              (18,097)      (18,097)

                                      $   145,981     $ 145,981

Total Property and Equipment          $   397,995     $ 450,804











page F-10

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

NOTE 3 - MINING CLAIMS AND FEE LAND OWNED

   At December 31, 2000, the Company was the owner of 36 patented lode mining claims totaling 736 acres comprising the Engels and Superior Mines and 245.28 acres of patented land at Engelmine, Lights Creek Mining District, Plumas County, California. During the year the Company sold 40 acres of patented land at 6000 Diamond Mountain Road within one mile of the above property for $75,000 cash.

   At December 31, 2000, the Company was the owner of five patented lode mining claims totaling 100 acres on Ward Creek in the Genesee Mining District, Plumas County, California. During the year the Company sold 25.67 acres for $65,000 and 79.08 acres and 184.20 acres of deeded mineral rights for $94,800, both of which adjoin the above property, carrying back deeds of trust.

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













page F-11

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

NOTE 5 - DEEDS OF TRUST

   Trust deed notes receivable at December 31, 2000 and 1999
consist of the following:
                     2000                                1999
                     ---------------------------------   ------
                     Due within   Due after
                      one year     one year   Total      Total
                     --------     --------    --------   --------
Douglas R. Friedrich
  9% Note secured by
  Plumas County,
  California
  real property      $  3,599     $ 24,706    $ 28,305   $ 31,595
  Less unamortized
  discount               (654)        (837)     (1,491)    (2,167)
                     --------     --------    --------   --------
Total                $  2,945     $ 23,869    $ 26,814   $ 29,428
John and Tina Tucker
 9% Note secured by
 Plumas County,
 California
 real property       $  2,957     $  1,307    $  4,264   $  6,719
Monte C. Wolford
 8% Note secured by
 Plumas County,
 California
 real property       $  2,274     $ 22,831    $ 25,105   $      -
Jack P. McLaughlin, Jr.
 10% Note secured by
 Plumas County,
 California
 Real Property       $    846     $ 48,072    $ 48,918   $      -
David J. Estrella
 8% Note secured by
 Plumas County,
 California
 real property       $  2,820     $ 66,385    $ 69,205   $      -

                     --------     --------    --------   --------
Total                $ 11,842     $162,464    $174,306   $ 36,147









page F-12

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

NOTE 6 - INVESTMENT SECURITIES

   At December 31, 2000 and 1999, the investment securities portfolio is comprised of items classified as available-for-sale and held-to-maturity. In accordance with the provisions of SFAS No. 115, the available-for-sale securities are reported as an asset at their fair market value with the unrealized gain or loss excluded from earnings and reported as a component of comprehensive income. The held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Realized gains and losses are determined using specific identification of securities sold.

   The following reflect the estimated fair values of investment securities and amortized cost held at December 31, 2000, 1999, and 1998. Fair values are based on management's estimate

                         2000
                         ---------------------------------------
                                  Gross      Gross      Estimated
                                  Unrealized Unrealized Fair
                          Cost    Gain       Loss       Value
                         -------- --------   -------    --------
Equity Securities
 available-for-sale      $ 11,650 $    361   $     -    $ 12,011

Mortgage-backed securities
 held to maturity        $  2,472 $      -   $     -    $  2,472
                         -------- --------   -------    --------

Totals                   $ 14,122 $    361   $     -    $ 14,483


















page F-13

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

                         1999
                         ---------------------------------------
                                  Gross      Gross      Estimated
                                  Unrealized Unrealized Fair
                         Cost     Gain       Loss       Value
                         ------   ---------- ---------- --------
Equity Securities
 available-for-sale      $  1,212 $    337   $     -    $  1,549

Mortgage-backed securities
 held to maturity        $  2,790 $      -   $     -    $  2,790
                         -------- ---------  --------   --------

Totals                   $  4,002 $    337   $     -    $  4,339


                         1998
                         ----------------------------------------
                                  Gross      Gross      Estimated
                                  Unrealized Unrealized Fair
                         Cost     Gain       Loss       Value
                         -------- --------   --------   --------
Equity Securities
 available-for-sale      $ 22,000 $     48   $ (2,074)  $ 19,974

Mortgage-backed securities
 held to maturity        $  3,572 $      -   $      -   $  3,572
                         -------- --------   --------   --------

Totals                   $ 25,572 $     48   $ (2,074)  $ 23,546

     Sales of equity securities resulted in a gain of $0.00 in 1999 and $20,733 in 1998. No equity securities were sold in 2000.

NOTE 7 - CAPITAL STOCK

  The Company acquired and subsequently retired odd lots from estates totaling 128.40 shares of capital stock for $96 in 2000 and
181.26 shares for $290 in 1999.








page F-14

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

NOTE 8 - CONTINGENT LIABILITIES

  The Company is not a defendant in any legal proceeding nor is there any litigation in progress, pending or threatened against the Company.


NOTE 9 - COMPREHENSIVE INCOME

  The components of comprehensive income, net of tax, are as follows for the years ended December 31:

                                  2000        1999       1998
                                  ---------   ---------  --------
Net Income                        $  78,900   $  28,936  $ 22,228

Other Comprehensive Income, (Loss)
  net of tax:
Unrealized gains on securities:
  Unrealized holding gains (losses)
  arising during period           $      20   $   2,009  $ (1,954)
  Less:  reclassification
  adjustment for (gains)
  losses included in net income   $       -   $       -  $(17,623)

    Total Other Comprehensive
      Income (Loss)               $      20   $   2,009  $(19,577)

Comprehensive Income (Loss)       $  78,920   $  30,945  $  2,651




















page F-15

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

  The following shows the tax effect of each component of comprehensive income as of December 31:

Calculation of Holding Gains (Losses)

                                  2000        1999       1998
                                  ---------   --------   --------

Holding gains (losses)
 recognized in other
 comprehensive income             $      24   $  2,363   $ (2,299)

 Tax (expense) benefit                   (4)      (354)       345

Total gain (loss), net of tax     $      20   $  2,009   $ (1,954)

Reclassification Adjustments

                                  2000        1999       1998
                                  --------    --------   ---------

Net income:
  (Gain) loss on sale of
   securities                     $      -    $      -   $ (20,733)
  Income tax (expense) benefit           -           -       3,110

Net gain (loss) realized in
  net income                      $      -    $      -   $ (17,623)

     Accumulated other comprehensive income is comprised of only unrealized gains (losses) on investment securities.















page F-16

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

NOTE 11 - LONG-TERM DEBT

                              2000                           1999
                              -----------------------------  --------
                              Due within Due after
                              one year   one year  Total     Total
                              -------   --------   --------  --------

Note payable to Jenex Gold
  Corporation in monthly
  installments of $1,000
  including interest at 9%
  per annum                   $ 5,252   $ 72,089   $ 77,341  $ 86,853

Note payable to Volcanic
  Gold, Inc. in monthly
  installments of $500
  including interest at
  9% per annum                  2,762     34,460     37,222    44,456

Total                         $ 8,014   $106,549   $114,563  $131,309

The following table represents future principle payments for the years ended December 31:

                       2001             $  8,014
                       2002                8,776
                       2003                9,589
                       2004               10,488
                       2005               11,472
                       Thereafter         66,234

                                        $114,563















page F-17

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

NOTE 12 - INCOME TAXES

                              2000         1999         1998
                              -------      -------      -------

Federal income tax - current  $ 1,472      $ 5,106      $ 1,959
State income tax - current      1,374        3,591        2,022
Federal income tax - deferred  12,451           -             -
State income tax - deferred     7,338           -             -

Total provision               $22,635      $ 8,697      $ 3,981

Deferred income taxes were:

As of December 31             2000          1999
                              -------       -------
Deferred tax assets:          $     -       $     -

Deferred tax liabilities:
  Federal
   Unrealized gain on
    securities                     54            50
   Installment sale gain       12,451             -

  State
   Unrealized gain on
    securities                      -             -
   Installment sale gain        7,338             -

  Total deferred tax
   liabilities                $19,843       $    50















page F-18