Form 10-Q
period 2001-03-31
CALIFORNIA ENGELS MINING CO
filed 2001-05-09
CIK 16317

SECURITIES AND EXCHANGE COMMISSION
Washington D. C.  20549

Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2001
Commission File No. 1-3871

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

OUTSTANDING AT MARCH 31, 2001: 760,815.94 shares.

Filing Contains 9 pages.

CALIFORNIA-ENGELS MINING COMPANY
BALANCE SHEETS
(Unaudited)

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASSETS
                                   March 31           December 31
                                   2001               2000
                                   ---------          ---------
CURRENT ASSETS
  Cash                             $   54,645         $   39,462
  Deeds of Trust - current
  portion                          $    6,863         $   11,842
  Deferred income tax              $        -         $        -
  Reimbursements receivable        $        -         $        -
  Deposits                         $        -         $        -
  Prepaid income tax               $    5,874         $    5,874
     Total Current Assets          $   67,382         $   57,178

PROPERTY AND EQUIPMENT, NET        $  391,075         $  397,995

OTHER ASSETS
  Investments available-for-sale   $   12,021         $   12,011
  Investments held-to-maturity     $    2,353         $    2,472
  Deeds of trust - net of current
  portion                          $  163,214         $  162,464
      Total Other Assets           $  177,588         $  176,947
      Total Assets                 $  636,045         $  632,120

LIABILITIES AND STOCKHOLDERS' EQUITY
                                   March 31           December 31
                                   2001               2000
                                   ---------          --------
CURRENT LIABILITIES
  Income taxes payable             $        -         $        -
  Deferred tax liabilities         $   19,843         $   19,843
  Accrued expenses                 $   39,406         $   40,976
  Notes payable, current portion   $    6,078         $    8,014

      Total Current Liabilities    $   65,327         $   68,833

LONG TERM LIABILITIES
  Notes payable, net of current
      portion                      $  106,548         $  106,549

      Total Liabilities            $  171,875         $  175,382

CALIFORNIA-ENGELS MINING COMPANY
BALANCE SHEETS
(Unaudited)

STOCKHOLDER'S EQUITY
                                   March 31           December 31
                                   2001               2000
                                   ---------          ---------

STOCKHOLDERS' EQUITY
   Capital stock, par value $.25:
     4,000,000 shares authorized
     760,815.94 shares issued and
     outstanding in 2001 and 2000  $  190,206         $  190,206
   Accumulated other comprehensive
    income (loss)                  $      308         $      308
   Reduction surplus               $2,800,856         $2,800,856
   Accumulated deficit             (2,527,200)        (2,534,632)

       Total Stockholders' Equity  $  464,170         $  456,738

       Total Liabilities and
       Stockholders' Equity        $  636,045         $  632,120

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)

                                   Three Months Ended March 31,
                                   2001               2000
                                   -----              -----
REVENUE
  Timber and rock revenue          $   83,630         $    1,045
  Dividend income                         619                710
  Interest income                       3,767                700
    Total revenue                  $   88,016         $    2,455

OPERATING AND GENERAL EXPENSES
   Depreciation                    $      505                501
   Director fees                            -                  -
   Rock expense                             -                  -
   Insurance                            1,860              1,900
   Memberships and dues                     -                  -
   Miscellaneous                           64                192
   Office and storage rents             3,628              3,128
   Office expense                         178                275
   Professional fees                    2,975                  -
   Reclamation plan expense                 -                  -
   Repairs and maintenance              1,170                  -
   Superior quarry expense                  -                  -
   Taxes and licenses                     498                573
   Travel and per diem                      -                  -
   Vehicle expense                        857                441
   Wages and related taxes              3,020              3,732
     Total Operating and
     General Expenses              $   14,755         $   10,742

     Income (Loss) from
     Operations                    $   73,261         $   (8,287)

OTHER INCOME and (EXPENSE)
   Depletion                       $   (6,415)        $        -
   Interest                        $   (3,418)        $   (3,992)
   Timber harvest expense          $  (59,056)        $        -
   Timber management expense       $   (4,215)        $     (660)
   Office and bookkeeping
    service                        $    7,275         $     9,370
     Total Other Income
     and (Expense)                 $  (65,829)        $     4,718

   Income (Loss) Before Taxes      $    7,432         $   (3,569)

Provision for income taxes         $        -         $        -

   Net Income (Loss)               $    7,432         $   (3,569)
Income (Loss) Per Share            $    0.010         $   (0.005)

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

                                   Three Months Ended March 31,
                                   2001               2000
                                   ------             ------
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net Income (Loss)               $  7,432           $  (3,569)
   Adjustments to reconcile
    net income (loss) to net
    cash provided (used) by
    operating activities:
     Depreciation and depletion        6,920                501
     Amortization of GNMA discount         -                  -
     (Gain)loss on sale
     of securities                         -                  -
     (Gain) on sale of land                -                  -

   (Increase) decrease in assets
      Prepaid expenses                     -              (3,598)
      Deposits                             -                   -

    Increase (decrease) in liabilities
      Taxes payable                        -              (4,697)
     Accrued expenses                 (1,570)              2,609

        Net Cash Provided (Used)
        by Operating Activities     $ 12,782          $   (8,754)

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments received on
   notes receivable                $  4,229           $    1,160
  Notes issued                            -              (49,500)
  Purchases of securities
   and investments                      (10)                 (13)
  Proceeds from sale
   of securities                          -                    -
  Proceeds from sale of land              -                    -
  Return of principal GNMA              119                  113
  Capital expenditures                    -                 (762)
     Net cash Provided (Used) by
      Investing Activities            4,338              (49,002)

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

                                   Three Months Ended March 31,
                                   2001               2000
CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase of treasury shares      $       -          $        -
  Notes payable                            -                   -
  Payments on notes payable           (1,937)             (1,556)

      Net Cash Provided (Used) by
       Financing Activities        $  (1,937)         $   (1,556)

Net Increase (Decrease) in
 Cash and Cash Equivalents         $  15,183          $  (59,312)

CASH AND CASH EQUIVALENTS,
Beginning of Period                $  39,462          $   71,295

CASH AND CASH EQUIVALENTS,
End of Period                      $  54,645          $   11,983

SUPPLEMENTAL DISCLOSURE of
CASH FLOW INFORMATION
  Cash paid during the year:
    Income taxes                   $       -          $    7,000
    Interest                       $   3,418          $    3,992

SUPPLEMENTAL DISCLOSURE of
NONCASH INVESTING ACTIVITIES
  Unrealized holding gains
   (losses) arising during
   period                          $       -          $    2,363
 Issuance of notes receivable
  for sales of property            $       -          $        -

FIXED ASSET SUMMARY

                                   March 31,          December 31
                                   2001               2000
Furniture and equipment            $  34,538          $   34,538
Land                                 239,702             239,702
Less: Accumulated depreciation       (22,731)            (22,226)
  Subtotal                         $ 251,509          $  252,014

Timber management development      $ 164,078          $  164,078
Less: Accumulated depletion          (24,512)            (18,097)
  Subtotal                         $ 139,566          $  145,981

Total Property and Equipment       $ 391,075          $  397,995

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are unaudited but, in the opinion of the management, include all adjustments, consisting solely of normal items, necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

During the 30 years its mining properties were leased, the Company endeavored to increase working capital, total assets and shareholder's equity in the event that its lessee, Placer Dome U.S. Inc., terminated its Mining Lease and Option to Purchase agreement and return the mining properties to the Company. This event occurred effective April 20, 1993. Thus, funds were available to begin preparation of a Non-Industrial Timber Management Plan which was approved by the California Department of Forestry and became effective July 2, 1999. The objective of the Company is to earn income from the sale of its timber so funds are available for the maintenance of its mining properties and the implementation of its timber management plan.

The Company filed a Notice of Timber Operations pursuant to its Non-Industrial Timber Management Plan on September 7 and December 15, 2000 for a mechanical thinning/biomass project on its Engels and Smith parcels. Thinning began on the Lower Engels portion on December 11, 2000 and was completed there and on the Smith parcel by January 18, 2001. Following the winter, the project continues on the much larger Upper Engels portion after preparation of the road to Upper Camp for log and chip truck hauling. The Henry Timber Harvest Plan was approved December 18, 2000. Harvesting and hauling began on January 10 and was completed January 19, 2001.

Results of Operations

The Company had net gain, for the three months ending March 31, of $7,432 in 2001, compared to net loss of $3,569 in the 2000 period. The change in net income for the first three months of 2001 compared with the corresponding period in 2000 was due to revenue from timber thinning and harvest projects. The Company's principal sources of income are office management and bookkeeping fees, sale of timber, interest, dividends, capital gains on the sale of real estate and sale of rock and sand. There is no assurance that any of the sources of income will continue at current rates into the future.

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The matters discussed in this report on Form 10-Q, when not historical matters, are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results. Such risks, trends and uncertainties include the highly cyclical nature of the forest products industry, general economic conditions, competition, price conditions or trends for the Company's products, elimination of import tariffs, the possibility that timber supply could increase if governmental, environmental or endangered species policies change, and the limitations on the Company's ability to harvest its timber due to adverse natural conditions or increased governmental restrictions. These and other risks are described from time to time in the Company's filings with the Securities and Exchange Commission. Many of these factors are beyond the Company's ability to control or predict. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

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


CALIFORNIA-ENGELS MINING COMPANY
Registrant



May 8, 2001                     By: /s/ Norman A. Lamb
                                     Norman A. Lamb, President
                                     and Chief Executive Officer


May 8, 2001                     By: /s/ James E. Brousseau
                                     James E. Brousseau, Secretary-
                                     Treasurer and Chief
                                     Financial Officer