Form 10-Q
period 2001-06-30
CALIFORNIA ENGELS MINING CO
filed 2001-08-09
CIK 16317

SECURITIES AND EXCHANGE COMMISSION
Washington D. C.  20549

Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2001
Commission File No. 1-3871

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

OUTSTANDING AT JUNE 30, 2001: 759,415.94 shares.

Filing Contains 14 pages.

CALIFORNIA-ENGELS MINING COMPANY
BALANCE SHEETS
(Unaudited)

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASSETS
                                   June 30,           December 31,
                                   2001               2000
                                   ---------          ---------
CURRENT ASSETS
  Cash                             $   94,987         $   39,462
  Deeds of Trust - current
  portion                          $    3,381         $   11,842
  Deferred income taxes            $        -         $        -
  Reimbursements receivable        $        -         $        -
  Deposits                         $        -         $        -
  Prepaid income tax               $    5,874         $    5,874
     Total Current Assets          $  104,242         $   57,178

PROPERTY AND EQUIPMENT, NET        $  363,997         $  397,995

OTHER ASSETS
  Investments available-for-sale   $   12,037         $   12,011
  Investments held-to-maturity     $    2,071         $    2,472
  Deeds of trust - net of current
  portion                          $  163,214         $  162,464
      Total Other Assets           $  177,322         $  176,947
      Total Assets                 $  645,561         $  632,120

LIABILITIES AND STOCKHOLDERS' EQUITY
                                   June 30,           December 31,
                                   2001               2000
                                   ---------          --------
CURRENT LIABILITIES
  Income taxes payable             $        -         $        -
  Deferred tax liabilities         $   19,843         $   19,843
  Accrued expenses                 $   33,693         $   40,976
  Notes payable, current portion   $    4,098         $    8,014

      Total Current Liabilities    $   57,634         $   68,833

LONG TERM LIABILITIES
  Notes payable, net of current
      portion                      $  106,549         $  106,549

      Total Liabilities            $  164,183         $  175,382

CALIFORNIA-ENGELS MINING COMPANY
BALANCE SHEETS
(Unaudited)

STOCKHOLDER'S EQUITY
                                   June 30,           December 31,
                                   2001               2000
                                   ---------          ---------

STOCKHOLDERS' EQUITY
   Capital stock, par value $.25:
     4,000,000 shares authorized
     759,415.94 shares issued and
     outstanding in 2001 and
     760,815.94 in 2000            $  189,854         $  190,206
   Accumulated other comprehensive
    income (loss)                  $      308         $      308
   Reduction surplus               $2,800,158         $2,800,856
   Accumulated deficit             (2,508,942)        (2,534,632)

       Total Stockholders' Equity  $  481,378         $  456,738

       Total Liabilities and
       Stockholders' Equity        $  645,561         $  632,120

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)

                                   Three Months Ended June 31,
                                   2001               2000
                                   ----------         ----------
REVENUE
  Timber and rock revenue          $  409,927         $        -
  Dividend income                         757                 57
  Interest income                       3,898              2,289
    Total revenue                  $  414,582         $    2,346

OPERATING AND GENERAL EXPENSES
   Depreciation                    $      504                501
   Director fees                            -                  -
   Insurance                                -                  -
   Memberships and dues                   510                  -
   Miscellaneous                          106                171
   Office and storage rents             3,127              3,128
   Office expenses                      2,048              2,405
   Professional fees                      675              3,040
   Reclamation plan expense               240                  -
   Repairs and maintenance                  -              1,050
   Superior quarry expense                  -                  -
   Taxes and licenses                   3,644              2,136
   Travel and per diem                    405                484
   Vehicle expense                        122                252
   Wages and related taxes              2,902              2,445
     Total Operating and
     General Expenses              $   14,283         $   15,792

     Income (Loss) from
     Operations                    $  400,299         $  (13,446)

OTHER INCOME and (EXPENSE)
   Depletion                       $  (26,574)        $        -
   Interest                        $   (3,344)        $   (3,935)
   Timber harvest expense          $ (352,100)        $        -
   Timber management expense       $   (6,298)        $  (10,819)
   Office and bookkeeping
    service                        $    6,275         $    7,205
     Total Other Income
     and (Expense)                 $ (382,041)        $   (7,549)

   Income (Loss) Before Taxes      $   18,258         $  (20,995)

Provision for income taxes         $        -         $        -

   Net Income (Loss)               $  18,258          $  (20,995)
Income (Loss) Per Share            $   0.024          $   (0.028)

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)

                                   Six Months Ended June 30,
                                   2001               2000
                                   ----------         ----------
REVENUE
  Timber and rock revenue          $  493,557         $    1,045
  Dividend income                       1,376                767
  Interest income                       7,665              2,989
    Total revenue                  $  502,598         $    4,801

OPERATING AND GENERAL EXPENSES
   Depreciation                    $    1,009              1,002
   Director fees                            -                  -
   Insurance                            1,860              1,900
   Memberships and dues                   510                  -
   Miscellaneous                          170                363
   Office and storage rents             6,755              6,256
   Office expenses                      2,226              2,680
   Professional fees                    3,650              3,040
   Reclamation plan expense               240                  -
   Repairs and maintenance              1,170              1,050
   Superior quarry expense                  -                  -
   Taxes and licenses                   4,142              2,889
   Travel and per diem                    405                484
   Vehicle expense                        979                693
   Wages and related taxes              5,922              6,177
     Total operating and
     general expenses              $   29,038         $   26,534

     Net income (loss) from
     operations                    $  473,560         $  (21,733)

OTHER INCOME and (EXPENSE)
   Depletion                       $  (32,989)        $        -
   Interest                        $   (6,762)        $   (7,927)
   Timber harvest expense          $ (411,156)        $        -
   Timber management expense       $  (10,513)        $  (11,479)
   Office and bookkeeping
    service                        $   13,550         $   16,575
     Total other income
     and(expense)                  $ (447,870)        $   (2,831)

   Income (Loss) Before Taxes      $   25,690         $  (24,564)

Provision for income taxes         $        -         $        -

   Net Income (Loss)               $   25,690         $  (24,564)

Earnings (Loss) Per Share          $    0.034         $   (0.032)

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

                                   Three Months Ended June 30,
                                   2001               2000
                                   ---------          ------------
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net Income (loss)               $  18,258           $   (20,995)
   Adjustments to reconcile
    net income (loss) to net
    cash provided (used) by
    operating activities:
     Depreciation and depletion       27,078                   501
     Amortization of GNMA discount         -                     -
     (Gain) loss on sale
      of securities                        -                     -
     (Gain) loss on sale of land           -                     -

   (Increase) decrease in assets
      Prepaid expenses                     -                (2,057)
      Deposits                             -                 1,295

    Increase (decrease) in liabilities
     Taxes payable                         -                     -
     Accrued expenses                 (5,713)               (4,109)

        Net cash provided (used)
        by operating activities    $  39,623           $   (25,365)

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments received on
   notes receivable                $   3,482           $    1,613
  Notes issued                             -                    -
  Purchases of securities
   and investments                         -                  (13)
  Proceeds from sale
   of securities                           -                    -
  Proceeds from sale of land               -                    -
  Return of principal GNMA               266                  196
  Capital expenditures                     -                    -
     Net cash Provided (Used) by
      investing activities         $   3,748           $    1,796

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

                                   Three Months Ended June 30,
                                   2001               2000
                                   ---------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase and retirement
   of treasury shares              $  (1,050)         $        -
  Notes payable                            -              17,000
  Payments on notes payable           (1,979)             (1,594)

      Net cash provided (used) by
       financing activities        $  (3,029)         $   15,406

Net increase (decrease) in
 cash and cash equivalents         $  40,342          $   (8,163)

CASH AND CASH EQUIVALENTS,
Beginning of Period                $  54,645          $   11,983

CASH AND CASH EQUIVALENTS,
End of Period                      $  94,987          $    3,820

SUPPLEMENTAL DISCLOSURE of
CASH FLOW INFORMATION
  Cash paid during the year:
    Income taxes                   $       -          $    2,303
    Interest                       $   3,344          $    3,935

SUPPLEMENTAL DISCLOSURE of
NONCASH INVESTING ACTIVITIES
  Unrealized holding gains
   (losses) arising during
   period                          $       -          $        -
 Issuance of notes receivable
  for sales of property            $       -          $        -

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF ACCUMULATED DEFICIT AND ACUMULATED OTHER COMPREHENSIVE INCOME
(LOSS)
(Unaudited)

                                   June 30,          December 31,
                                   2001               2000
                                   ------------       ------------
Accumulated Deficit,
 Beginning of Year                 $ (2,534,632)      $ (2,613,532)

Net Income (Loss)                  $     25,690       $     78,900

Accumulated Deficit,
 End of Year                       $ (2,508,942)      $ (2,534,632)

Accumulated Other Comprehensive
 Income (Loss), Beginning
 of Year                           $        308       $        288

Other Comprehensive
 Income (Loss)                     $          -       $         20

Accumulated Other Comprehensive
 Income (Loss),
 End of Year                       $        308       $        308

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

                                   Six Months Ended June 30,
                                   2001               2000
                                   --------           ---------
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net Income (Loss)               $ 25,690           $ (24,564)
   Adjustments to reconcile
    net income (loss) to net
    cash provided (used) by
    operating activities:
     Depreciation and depletion       33,998              1,002
     Amortization of GNMA discount         -                  -
     (Gain)loss on sale
     of securities                         -                  -
     (Gain) on sale of land                -                  -

   (Increase) decrease in assets
      Prepaid expenses                     -              (4,360)
      Deposits                             -                   -

    Increase (decrease) in liabilities
      Taxes payable                        -              (4,697)
     Accrued expenses                 (7,283)              1,500

        Net Cash Provided (Used)
        by Operating Activities     $ 52,405          $  (34,119)

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments received on
   notes receivable                 $  7,711           $    2,584
  Notes issued                             -              (49,311)
  Purchases of securities
   and investments                       (26)                 (26)
  Proceeds from sale
   of securities                           -                    -
  Proceeds from sale of land               -                    -
  Return of principal GNMA               401                  309
  Capital expenditures                     -                 (762)
     Net cash Provided (Used) by
      Investing Activities             8,086              (47,206)

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

                                   Six Months Ended June 30,
                                   2001               2000
                                   ---------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase and retirement of
   treasury shares                 $  (1,050)         $        -
  Notes payable                            -              17,000
  Payments on notes payable           (3,916)             (3,150)

      Net Cash Provided (Used) by
       Financing Activities        $  (4,966)         $   13,850

Net Increase (Decrease) in
 Cash and Cash Equivalents         $  55,525          $  (67,475)

CASH AND CASH EQUIVALENTS,
Beginning of Period                $  39,462          $   71,295

CASH AND CASH EQUIVALENTS,
End of Period                      $  94,987          $    3,820

SUPPLEMENTAL DISCLOSURE of
CASH FLOW INFORMATION
  Cash paid during the year:
    Income taxes                   $       -          $    4,360
    Interest                       $   6,762          $    7,927

SUPPLEMENTAL DISCLOSURE of
NONCASH INVESTING ACTIVITIES
  Unrealized holding gains
   (losses) arising during
   period                          $       -          $        -
 Issuance of notes receivable
  for sales of property            $       -          $        -

CALIFORNIA-ENGELS MINING COMPANY
FIXED ASSET SUMMARY

                                   June 30,           December 31
                                   2001               2000
                                   ---------          ----------
Furniture and equipment            $  34,538          $   34,538
Land                                 239,702             239,702
Less: Accumulated depreciation       (23,235)            (22,226)

  Subtotal                         $ 251,005          $  252,014

Timber management development      $ 164,078          $  164,078
Less: Accumulated depletion          (51,086)            (18,097)

  Subtotal                         $ 112,992          $  145,981

Total Property and Equipment       $ 363,997          $  397,995

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

Pursuant to its Notice of Timber Operations the Company completed the harvesting and hauling portion of its thinning/biomass project on the Upper Camp portion of its Engels parcel during the quarter.


Results of Operations

The Company had net gain, for the three months ending June 30, of $18,258 in 2001, compared to net loss of $20,995 in the 2000 period. The change in net income for the second quarter of 2001 compared with the corresponding period in 2000 was due to revenue from timber thinning and harvest projects.

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


CALIFORNIA-ENGELS MINING COMPANY
Registrant



August 8, 2001                     By: /s/ Norman A. Lamb
                                     Norman A. Lamb, President
                                     and Chief Executive Officer


August 8, 2001                     By: /s/ James E. Brousseau
                                     James E. Brousseau, Secretary-
                                     Treasurer and Chief
                                     Financial Officer