Form 10-Q
period 2001-09-30
CALIFORNIA ENGELS MINING CO
filed 2001-11-14
CIK 16317

SECURITIES AND EXCHANGE COMMISSION
Washington D. C.  20549

Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2001
Commission File No. 1-3871

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

OUTSTANDING AT SEPTEMBER 30, 2001: 759,315.94 shares.

Filing Contains 13 pages.

       CALIFORNIA-ENGELS MINING COMPANY
BALANCE SHEETS
(Unaudited)

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASSETS
                                   September 30,      December 31,
                                   2001               2000
                                   ---------          ---------
CURRENT ASSETS
  Cash                             $  107,609         $   39,462
  Deeds of Trust - current
  portion                               2,909             11,842
  Deferred income taxes                     -                  -
  Reimbursements receivable                 -                  -
  Deposits                                  -                  -
  Prepaid income tax                        -              5,874
     Total Current Assets          $  110,518         $   57,178

PROPERTY AND EQUIPMENT, NET        $  357,166         $  397,995

OTHER ASSETS
  Investments available-for-sale   $   12,037         $   12,011
  Investments held-to-maturity          1,870              2,472
  Deeds of trust - net of current
  portion                             158,296            162,464
      Total Other Assets           $  172,203         $  176,947
      Total Assets                 $  639,887         $  632,120

LIABILITIES AND STOCKHOLDERS' EQUITY
                                   September 30,      December 31,
                                   2001               2000
                                   ---------          --------
CURRENT LIABILITIES
  Income taxes payable             $      442         $        -
  Deferred tax liabilities             19,843             19,843
  Accrued expenses                     33,630             40,976
  Notes payable, current portion        2,072              8,014

      Total Current Liabilities    $   55,987         $   68,833

LONG TERM LIABILITIES
  Notes payable, net of current
      portion                      $  106,549         $  106,549

      Total Liabilities            $  162,536         $  175,382

CALIFORNIA-ENGELS MINING COMPANY
BALANCE SHEETS
(Unaudited)

STOCKHOLDER'S EQUITY
                                   September 30,      December 31,
                                   2001               2000
                                   ---------          ---------

STOCKHOLDERS' EQUITY
   Capital stock, par value $.25:
     4,000,000 shares authorized
     759,315.94 shares issued and
     outstanding in 2001 and
     760,815.94 in 2000            $  189,829         $  190,206
   Accumulated other comprehensive
    income (loss)                  $      308         $      308
   Reduction surplus               $2,800,108         $2,800,856
   Accumulated deficit             (2,512,894)        (2,534,632)

       Total Stockholders' Equity  $  477,351         $  456,738

       Total Liabilities and
       Stockholders' Equity        $  639,887         $  632,120

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF ACCUMULATED DEFICIT AND ACUMULATED OTHER COMPREHENSIVE INCOME
(LOSS)
(Unaudited)

                                   September 30,     December 31,
                                   2001               2000
                                   ------------       ------------
Accumulated Deficit,
 Beginning of Year                 $ (2,534,632)      $ (2,613,532)

Net Income (Loss)                  $     21,738       $     78,900

Accumulated Deficit,
 End of Year                       $ (2,512,894)      $ (2,534,632)

Accumulated Other Comprehensive
 Income (Loss), Beginning
 of Year                           $        308       $        288

Other Comprehensive
 Income (Loss)                     $          -       $         20

Accumulated Other Comprehensive
 Income (Loss),
 End of Year                       $        308       $        308

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)

                                   Three Months Ended September 30,
                                   2001               2000
                                   ----------         ----------
REVENUE
  Timber and rock revenue          $   98,241         $      480
  Dividend income                         764                200
  Interest income                       4,068              2,717
    Total revenue                  $  103,073         $    3,397

OPERATING AND GENERAL EXPENSES
   Depreciation                    $      505                501
   Director fees                            -              2,000
   Insurance                                -                  -
   Miscellaneous                          387                268
   Office and storage rents             2,127              3,127
   Office expenses                        380                460
   Professional fees                      685                930
   Reclamation plan expense                 -             12,738
   Repairs and maintenance                226                  -
   Taxes and licenses                   8,965                222
   Travel and per diem                      -                230
   Vehicle expense                      1.904                249
   Wages and related taxes              2,437              3,334
     Total Operating and
     General Expenses              $   17,616         $   24,059

     Income (Loss) from
     Operations                    $   85,457         $  (20,662)

OTHER INCOME and (EXPENSE)
   Depletion                       $   (6,326)        $        -
   Gain on sale of land                     -            143,240
   Interest                            (3,210)            (4,752)
   Timber harvest expense             (77,982)            (4,600)
   Timber management expense                -              9,919
   Office and bookkeeping
    service                             4,425              5,790
     Total Other Income
     and (Expense)                 $  (83,093)        $  149,597

   Income (Loss) Before Taxes      $    2,364         $  128,935

Provision for income taxes         $   (6,316)        $  (29,824)

   Net Income (Loss)               $   (3,952)        $   99,111

Income (Loss) Per Share            $   (0.005)        $    0.130

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)

                                   Nine Months Ended September 30,
                                   2001               2000
                                   ----------         ----------
REVENUE
  Timber and rock revenue          $  591,798         $    1,525
  Dividend income                       2,140                967
  Interest income                      11,733              5,706
    Total revenue                  $  605,671         $    8,198

OPERATING AND GENERAL EXPENSES
   Depreciation                    $    1,514         $    1,503
   Director fees                            -              2,000
   Insurance                            1,860              1,900
   Miscellaneous                          557                631
   Office and storage rents             8,882              9,383
   Office expenses                      2,606              3,140
   Professional fees                    4,335              3,970
   Reclamation plan expense               240             12,738
   Repairs and maintenance              1,396              1,050
   Taxes and licenses                  13,617              3,111
   Travel and per diem                    405                714
   Vehicle expense                      2,883                945
   Wages and related taxes              8,359              9,511
     Total operating and
     general expenses              $   46,654         $   50,596

     Net income (loss) from
     operations                    $  559,017            (42,398)

OTHER INCOME and (EXPENSE)
   Depletion                       $  (39,315)        $        -
   Gain on sale of land                     -            143,240
   Interest                            (9,972)           (12,679)
   Timber harvest expense            (489,138)            (4,600)
   Timber management expense          (10,513)            (1,560)
   Office and bookkeeping
    service                            17,975             22,365
     Total other income
     and(expense)                  $ (530,963)        $  146,766

   Income (Loss) Before Taxes      $   28,054         $  104,368

Provision for income taxes         $   (6,316)        $  (29,824)

   Net Income (Loss)               $   21,738         $   74,544

Income (Loss) Per Share            $    0.029         $    0.098

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

                                   Three Months Ended September 30,
                                   2001               2000
                                   ---------          ------------
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net Income (loss)               $  (3,952)          $    99,111
   Adjustments to reconcile
    net income (loss) to net
    cash provided (used) by
    operating activities:
     Depreciation and depletion        6,831                   501
     Amortization of GNMA discount         -                     -
     (Gain) loss on sale
      of securities                        -                     -
     (Gain) loss on sale of land           -              (143,228)

   (Increase) decrease in assets
      Prepaid expenses                 5,874                 4,360
      Deposits                             -                     -

    (Decrease) increase in liabilities
     Taxes payable                       442                23,284
     Accrued expenses                    (63)               (5,520)

        Net cash provided (used)
        by operating activities    $   9,132           $   (21,492)

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments received on
   notes receivable                $   5,390           $    2,096
  Notes issued                             -                  194
  Purchases of securities
   and investments                         -                    -
  Proceeds from sale
   of securities                           -                    -
  Proceeds from sale of land               -               98,248
  Return of principal GNMA               201                  304
  Capital expenditures                     -                    -
     Net cash Provided (Used) by
      investing activities         $   5,591           $  100,842

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

                                   Three Months Ended September 30,
                                   2001               2000
                                   ---------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase and retirement
   of treasury shares              $     (75)         $        -
  Notes payable                            -             (17,000)
  Payments on notes payable           (2,026)            (11,703)

      Net cash provided (used) by
       financing activities        $  (2,101)         $  (28,703)

Net increase (decrease) in
 cash and cash equivalents         $  12,622          $   50,647

CASH AND CASH EQUIVALENTS,
Beginning of Period                $  94,987          $    3,820

CASH AND CASH EQUIVALENTS,
End of Period                      $ 107,609          $   54,467


SUPPLEMENTAL DISCLOSURE of
CASH FLOW INFORMATION
  Cash paid during the year:
    Income taxes                   $   5,874          $   25,464
    Interest                       $   3,210          $    4,752

SUPPLEMENTAL DISCLOSURE of
NONCASH INVESTING ACTIVITIES
  Unrealized holding gains
   (losses) arising during
   period                          $       -          $        -
 Issuance of notes receivable
  for sales of property            $       -          $   96,800

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

                                   Nine Months Ended September 30,
                                   2001               2000
                                   --------           ---------
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net Income (Loss)               $ 21,738           $  74,544
   Adjustments to reconcile
    net income (loss) to net
    cash provided (used) by
    operating activities:
     Depreciation and depletion       40,829              1,503
     Amortization of GNMA discount         -                  -
     (Gain)loss on sale
     of securities                         -                  -
     (Gain) loss on sale of land           -            (143,228)

   (Increase) decrease in assets
      Prepaid expenses                 5,874                   -
      Deposits                             -                   -

    Increase (decrease) in liabilities
      Taxes payable                      442              18,587
     Accrued expenses                 (7,346)             (7,020)

        Net Cash Provided (Used)
        by Operating Activities     $ 61,537          $  (55,614)

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments received on
   notes receivable                 $ 13,101           $    4,683
  Notes issued                             -              (49,117)
  Purchases of securities
   and investments                       (26)                 (26)
  Proceeds from sale
   of securities                           -                    -
  Proceeds from sale of land               -               98,248
  Return of principal GNMA               602                  613
  Capital expenditures                     -                 (762)
     Net cash Provided (Used) by
      Investing Activities          $ 13,677           $   53,639

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

                                   Nine Months Ended September 30,
                                   2001               2000
                                   ---------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase and retirement of
   treasury shares                 $  (1,125)         $        -
  Notes payable                            -                   -
  Payments on notes payable           (5,942)            (14,853)

      Net Cash Provided (Used) by
       Financing Activities        $  (7,067)         $  (14,853)

Net Increase (Decrease) in
 Cash and Cash Equivalents         $  68,147          $  (16,828)

CASH AND CASH EQUIVALENTS,
Beginning of Period                $  39,462          $   71,295

CASH AND CASH EQUIVALENTS,
End of Period                      $ 107,609          $   54,467


SUPPLEMENTAL DISCLOSURE of
CASH FLOW INFORMATION
  Cash paid during the year:
    Income taxes                   $   5,874          $   29,824
    Interest                       $   9,972          $   12,679

SUPPLEMENTAL DISCLOSURE of
NONCASH INVESTING ACTIVITIES
  Unrealized holding gains
   (losses) arising during
   period                          $       -          $        -
 Issuance of notes receivable
  for sales of property            $       -          $   96,800

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS

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

The Company has completed the harvesting and hauling portion of its mechanical thinning/biomass project pursuant to its Non-Industrial Timber Management Plan on the Upper Engels portion of its Engels parcel. During the first nine months of the year the Company's thinning harvest produced 1,331,000 board feet of small logs generating sufficient funds to pay for the project. No further mechanical thinning/harvesting is planned for this year. However hand thinning on steeper over-stocked areas pursuant to the California Forest Improvement Program as well as hand thinning projects funded by the Company are ongoing.


Results of Operations

The Company had net loss, for the three months ending September 30, of $3,952 in 2001, compared to net gain of $99,111 in the 2000 period. The change in net income for the third quarter of 2001 compared with the corresponding period in 2000 was due to changes in amount of revenue from timber thinning and harvest projects.

The Company's principal sources of income are office management and bookkeeping fees, sale of timber, interest, dividends, capital gains and sale of rock and sand. There is no assurance that any of the sources of income will continue at current rates into the future.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

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


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CALIFORNIA-ENGELS MINING COMPANY
Registrant



October 14, 2001                     By: /s/ Norman A. Lamb
                                     Norman A. Lamb, President
                                     and Chief Executive Officer


October 14, 2001                     By: /s/ James E. Brousseau
                                     James E. Brousseau, Secretary-
                                     Treasurer and Chief
                                     Financial Officer