Form 10-K
period 2001-12-31
CALIFORNIA ENGELS MINING CO
filed 2002-03-20
CIK 16317

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 for the Fiscal Year Ended December 31, 2001
Commission File No. 1-3871

CALIFORNIA-ENGELS MINING COMPANY

Incorporated in the State of California
IRS Employer I.D. No. 94-0357560

117 Crescent Street
P. O. Box 778
Greenville, California 95947-0778
Telephone Number (530) 284-6191

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT

Title of Each Class - Capital Stock, par value, $0.25 per share.

Number of Shares outstanding: 759,315.94

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90
days.  Yes:  X      No:

  As of March 4, 2001, 759,315.94 capital shares were outstanding, and the aggregate market value of the common shares of California-Engels Mining Company held by nonaffiliates was approximately
$195,977.

Documents Incorporated by Reference: NONE

Filing Contains 32 Pages

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

     Registrant received approval on July 28, 2000 for a 103 acre hand thinning project from the California Department of Forestry pursuant to their California Forest Improvement Program. The Department will reimburse 75% of the $48,670 cost to the Registrant over the three year life of the agreement. Other hand thinning projects funded by the Registrant are ongoing on other overstocked areas of its property.

     Registrant filed a Notice of Timber Operations pursuant to its Non-Industrial Timber Management Plan on September 7th and December 15, 2000, for mechanical thinning and chipping/biomass projects on its Engels and Smith parcels. A Timber Harvest Plan was filed for its Henry parcel on November 27, 2000. Thinning began on December
11, 2000 by Pew Forest Products, Crescent Mills, California using two Timbco feller buncher machines, a stroke delimber, shovel loader, chipper, logging trucks and other equipment. The thinning and timber harvest completed on July 13, 2001, products 1,432,000 board feet of small logs generating sufficient funds to pay for the projects. The purpose of the thinning harvest was to reduce fire danger, improve the timber stand, provide wildlife protection, remove hazard timber and improve aesthetics.

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

   The following table shows the high and low bid prices of Registrant's Capital Shares in the Over-the-Counter Market for the past two years:

                                High Bid           Low Bid
2001 Market Price               $.50               $ .25

2000 Market Price               $.50               $ .125

   (b)  Approximate number of holders of capital stock.

   The approximate number of holders of record of Registrant's
Capital Stock as of March 4, 2002, is 904.

   (c) The Registrant has never paid a dividend on its Capital Stock because it has had an accumulated deficit since the merger in 1936. The Board of Directors of the Registrant is endeavoring to earn income from the sale of timber, sale of land, sale of sand and rock and its bookkeeping business so funds are available for the maintenance of its mining properties and the implementation of its Timber Management Plan. It is not the intention of the Registrant to pay dividends in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

Year Ended December 31
Selected Financial Data  2001     2000     1999     1998    1997
-----------------------  ----     ----     ----     ----    ----
Operating Revenues       635,903   45,358  257,502   43,314  39,212
Net Income (Loss)            760   78,900   28,936   22,228 (5,101)
 Income (loss) from
 continuing operations
 per capital share          .001     .104   .038      .029  (.007)
Total Assets             615,213  632,120  562,585  350,531 347,884
 Working Capital          50,814   39,462   71,295   10,128  24,896
 Shareholder's Equity    457,819  456,738  377,914  347,259 344,684

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

   (a) Financial condition, changes in financial condition and results of operations.

   During the 30 years its mining properties were leased, the Board of Directors of the Registrant endeavored to increase working capital, total assets and shareholder's equity in the event that its lessee, Placer Dome U.S. Inc., terminated its Mining Lease
With Option to Purchase agreement and return the mining properties to the Registrant. This event occurred effective April 20, 1993. Thus funds were available to begin preparation of the Non-Industrial Timber Management Plan. Because timber and land sale revenues are infrequent, in order to provide regular monthly income the President of the Registrant, on January 1, 2000, transferred his bookkeeping business to the Registrant. Changes in working capital, total assets and shareholder's equity for the past five years are summarized as follows:

Changes               2001     2000     1999     1998     1997
-------------         ----     ----     ----     ----     ----
Working
Capital ($)            50,814    39,462   71,295   10,128   24,896
Total Assets          615,213   632,120  562,585  350,531  347,884
Shareholders Equity   457,819   456,738  377,914  347,259  344,684

   The objective of the Board of Directors of the Registrant is to earn income from the sale of timber, sale of land, sale of sand and rock and its bookkeeping business so that funds are available for the maintenance of its mining properties and the implementation of its Non-Industrial Timber Management Plan.

  (b)  Results of operations.

   Registrant's principal sources of income are from the sale of timber, sale of land, sale of sand and rock, bookkeeping business, interest and dividends. There is no assurance that any of the sources of income will continue at current rates into the future. The termination of the Mining Lease With Option to Purchase agreement substantially increased Registrant's property maintenance expenses.

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   (a)  Identification of Directors.

Director' Name       Positions        Year First   Principal
and Age              and Offices      Elected      Occupation
-------------        -----------      ----------   ---------
Norman A. Lamb       President         1978         Mining
(65)                 & Director                     Executive
                                                    Greenville,
                                                    CA

Thomas J. Reardon    Vice President    1975         Retired
(80)                 & Director                     Daly City, CA

James E. Brousseau   Secretary-        1987         Mining
(70)                 Treasurer &                    Executive
                     Director                       Vallejo, CA

Richard C. Poulton   Director          1993         Consultant
(58)                                                San Mateo, CA

M. Blair Ogden       Director          2000         Attorney at Law
(69)                                                San Francisco,
                                                    CA

  There are no arrangements or understandings between any of the foregoing persons and any other person or persons pursuant to which any of the foregoing persons were named as directors.

<page)

   (b)  Identification of Executive Officers.
Name of Officer           Age          Office Held
---------------           ----         -----------
Norman A. Lamb            65           President

James E. Brousseau        70           Secretary-Treasurer

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

     (4) Richard C. Poulton is a Consultant. He was elected a Director of the Registrant on March 27, 1993.

     (5) M. Blair Ogden is a practicing attorney in San Francisco and an officer and director of several public mineral companies. He was elected a Director of the Registrant on May 21, 2000.

   (f)  Involvement in certain legal proceedings.

   There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

   (g)  Compliance with Section 16(a) of the Exchange Act

   Registrant is not aware of any person who at any time during the year 2001 was a director, officer or beneficial owner of more than 10 percent of Registrant's capital stock who failed to file on a timely basis reports required by Section 16(a) during 2001 or prior years.


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

   The following table shows, as of March 4, 2002, the number of shares of Capital Stock held by every person owning of record or known by the Registrant as owning beneficially more than five percent of the outstanding stock:

Security Ownership of Certain Beneficial Owners

Title of Class    Name and Address     Amount and Nature   Percent
                  of Owner             of Ownership        of Class
--------------    ---------------      -----------------   -------
Capital Stock     James E. Brousseau   179,147 shares      23.6%
 Par Value        270 Peppercorn Ct.   owned of record and
 $0.25/share      Vallejo, CA          beneficially *
                  94591

                  Norman A. Lamb       271,742 shares      35.8%
                  P.O. Box 778         owned of record and
                  Greenville, CA       beneficially **
                  95947

                  M. Blair Ogden       178,147 shares      23.5%
                  33 New Montgomery St owned
                  San Francisco, CA    beneficially ***
                  94108

                  Poulton Trust        50,253 shares       6.6%
                  551 West 30th Ave    owned of record
                  San Mateo, CA
                  94403

                  Reardon Family Trust 44,366 shares        5.8%
                  162 East Market St   owned of
                  Daly City, CA        record
                  94403

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

*** Includes 93,045 shares owned by Nevex Corporation, a Nevada corporation and wholly owned subsidiary of Jenex Gold Corporation, a Washington corporation, of which Mr. Ogden is Vice-President and a Director. Includes 85,000 shares owned by The Flowery Gold Mines Company of Nevada, a Nevada corporation, of which Mr. Ogden is Vice-President, a Director and substantial shareholder.

   (b)  Security ownership of management.

   The following table shows as of March 4, 2002 all shares of Capital Stock beneficially owned by all directors and all directors and officers of Registrant as a group:

Capital Stock Beneficially Owned
Title
of Class        Name of Beneficial  Amount and Nature of  Percent
                Owner               Beneficial Ownership  of Class
--------------  ------------------  --------------------  --------
Capital Stock   James E. Brousseau  179,147 shares owned  23.6%
Par Value                           of record and
$0.25 per share                     beneficially *

                Norman A. Lamb      271,742 shares owned  35.8%
                                    of record and
                                    beneficially **

                M. Blair Ogden      178,147 shares owned  23.5%
                                    beneficially ***

                Richard C. Poulton  50,253 shares owned   6.6%
                                    beneficially ****

                Thomas J. Reardon   44,366 shares owned    5.8%
                                    beneficially *****

                All directors and   367,361 shares        48.4%
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

*** Includes 93,045 shares owned by Nevex Corporation, a Nevada corporation and wholly owned subsidiary of Jenex Gold Corporation, a Washington corporation, of which Mr. Ogden is Vice-President and a Director. Includes 85,000 shares owned by The Flowery Gold
Mines Company of Nevada, a Nevada corporation, of which Mr. Ogden is Vice-President, a Director and substantial shareholder. Mr. Ogden may be deemed to have shared voting and investment power with respect to such shares.

**** Includes 50,253 shares owned by the Poulton Trust, of which Mr. Poulton is co-trustee. Mr. Poulton may be deemed to have shared voting and investment power with respect to such shares.

***** Includes 44,366 shares owned by the Reardon Family Trust of which Mr. Reardon is co-trustee. Mr. Reardon may be deemed to have shared voting and investment power with respect to such shares.

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

ITEM 13.  Certain Relationships and Related Transactions

   None

PART IV

ITEM 14.  Exhibits, Financial Statements, Schedules and Reports on
Form 8-K

   (a)  Financial Statements:                             Page

   Balance Sheets as of December 31, 2001                 2-3
     and December 31, 2000.

   Statements of Operations for the Years Ended
     December 31, 2001, December 31, 2000, and
     December 31, 1999.                                   4-5

   Statements of Accumulated Deficit and
     Accumulated Other Comprehensive Income (Loss)
     for the Years Ended December 31, 2001,
     December 31, 2000, and December 31, 1999.            6

   Statements of Cash Flows for the years ended
     December 31, 2001, December 31, 2000, and
     December 31, 1999.                                   7-8

   (b)  Notes to Financial Statements                     9-18

   (c)  Exhibits

          None

   (d) No reports on Form 8-K were filed during the last quarter of 2001.

SIGNATURES


       Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CALIFORNIA-ENGELS MINING COMPANY
   Registrant


By   Norman A. Lamb
   Norman A. Lamb, President and
   Chief Executive Officer


Date:  March 19, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By    Norman A. Lamb
   Norman A. Lamb
   President and Director
   March 19, 2002


By    Thomas J. Reardon
   Thomas J. Reardon
   Vice-President and Director
   March 19, 2002


By    James E. Brousseau
   James E. Brousseau
   Secretary-Treasurer
   Chief Financial and Accounting
   Officer, March 19, 2002


By    Richard C. Poulton
   Richard C. Poulton
   Director, March 19, 2002


By    M. Blair Ogden
   M. Blair Ogden
   Director, March 19, 2002

CALIFORNIA-ENGELS MINING COMPANY
(A California Corporation)


FINANCIAL STATEMENTS


December 31, 2001

CALIFORNIA-ENGELS MINING COMPANY
BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
(Unaudited)

ASSETS
                                   2001               2000
                                   ---------          ---------
CURRENT ASSETS
  Cash                             $   50,814         $   39,462
  Deeds of Trust - current
   portion                         $   11,281         $   11,842
  Prepaid taxes                    $    1,487         $    5,874

  Total Current Assets             $   63,582         $   57,178

PROPERTY AND EQUIPMENT, net        $  342,211         $  397,995

OTHER ASSETS
   Investments available
    for sale                       $   62,861         $   12,011
   Investments held to
    maturity                       $    1,877         $    2,472
   Deeds of trust - net of
    current portion                $  144,682         $  162,464

        TOTAL OTHER ASSETS         $  209,420         $  176,947

        TOTAL ASSETS               $  615,213         $  632,120



The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                   2001               2000
                                   ---------          --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Deferred income taxes           $   17,582         $   19,843
   Accrued expenses                $   33,263         $   40,976
   Notes payable, current portion  $    8,766         $    8,014

       Total Current Liabilities   $   59,611         $   68,833

Long-term Liabilities
   Notes payable, net of current
    portion                        $   97,783         $  106,549

       Total Liabilities           $  157,394         $  175,382

STOCKHOLDERS' EQUITY
   Capital stock, par value $.25:
   California-Engels Mining Company,
    4,000,000 shares authorized
    759,315.94 shares issued and
    outstanding in 2001 and
    760,915.94 shares issued and
    outstanding in 2000            $  189,829         $  190,206
   Accumulated other comprehensive
    income (loss)                  $    1,754         $      308
   Reduction surplus               $2,800,108         $2,800,856
   Accumulated deficit             (2,533,872)        (2,534,632)

       Total Stockholders' Equity  $  457,819         $  456,738

   Total Liabilities and
    Stockholders' Equity           $  615,213         $  632,120



The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(Unaudited)

                             2001         2000         1999
                             -----        -----        -----
REVENUE
  Timber and rock revenue    $  594,648   $    2,215    $ 248,928
  Dividend income                 2,606        1,769        1,580
  Interest income                16,424       10,504        6,994
  Office rent                     6,475       12,470            -
  Professional services          15,750       18,400            -

    Total revenue                635,903      45,358      257,502

OPERATING AND GENERAL EXPENSES
   Depreciation                   9,679        1,751        5,510
   Director fees                    500        2,000        2,000
   Rock expense                       -          616            -
   Insurance                      1,860        1,900        1,900
   Miscellaneous                    861          694          748
   Office and storage rents      10,510       12,510        3,510
   Office expenses                2,664        3,763        1,815
   Payroll expense               10,891       12,344            -
   Professional fees              5,020        5,245        2,026
   Reclamation plan expense         240       12,738            -
   Repairs and maintenance        1,396        2,131        4,787
   Taxes and licenses            17,483        5,102        5,894
   Travel and per diem              405          963          999
   Vehicle expense                5,007          972          973

     Total operating and
      general expenses        $  66,516   $   62,729    $  30,162

     Net income (loss) from
      operations              $ 569,387   $  (17,371)   $ 227,340






The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(Unaudited)

                             2001         2000          1999
                             -----        -----         -----

OTHER INCOME/(EXPENSE)
   Depletion                  $ (54,014)  $        -    $ (15,202)
   Timber expense             $(499,651)  $  (11,659)   $(168,818)
   Gain on sale of land       $       -   $  143,226    $       -
   Gain on sale of assets     $       -        3,500            -
   Interest                   $ (13,038)  $  (16,161)   $  (5,687)

   Total other income
    and (expense)             $(566,703)  $  118,906    $(189,707)

   Income Before Taxes        $   2,684   $  101,535    $  37,633

Provision for income taxes    $  (1,924)  $  (22,635)   $  (8,697)

   Net Income                 $     760   $   78,900    $  28,936

Earnings Per Share            $   0.001   $    0.104    $   0.038


















The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(Unaudited)

                            2001         2000         1999
                            -----        -----        -----

ACCUMULATED DEFICIT,
   Beginning of year        $(2,534,632) $(2,613,532) $(2,642,468)

Net Income                  $       760  $    78,900  $    28,936

ACCUMULATED DEFICIT,
   End of year              $(2,533,872) $(2,534,632) $(2,613,532)

ACCUMULATED OTHER COMPREHENSIVE
   INCOME (LOSS),
   Beginning of year        $       308  $       288  $    (1,721)

Other Comprehensive Income
   (Loss)                   $     1,446  $        20  $     2,009

ACCUMULATED OTHER COMPREHENSIVE
   INCOME (LOSS),
   End of year              $     1,754  $       308  $       288


The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(Unaudited)

                              2001         2000        1999
                              ------       ------      -----
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net Income                 $     760    $ 78,900    $ 28,936
   Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
     Depreciation and depletion  63,693       1,751      20,712
   Amortization of GNMA discount   (216)       (221)       (423)
   Gain on sale of land               -    (143,226)          -
   Gain on sale of assets             -      (3,500)          -
   Change in operating assets
    and liabilities
      Prepaid taxes               4,387      (5,874)          -
      Deposits                        -           -         563
      Taxes payable                   -      (4,697)      1,425
      Accrued expenses           (7,713)     (7,638)     48,614
      Deferred income taxes      (2,156)     19,789           -

        Net Cash Provided
         (Used) by
         Operating Activities $  58,395    $(64,716)   $ 99,827
CASH FLOWS FROM INVESTING ACTIVITIES
   Payments received on
    notes receivable          $  18,343    $   5,069   $ 41,331
   Issuance of notes
    receivable                        -     (143,228)         -
   Purchases of securities
    and investments             (49,149)     (10,437)       (36)
   Proceeds from vehicle
    disposition                  15,604        3,500          -
   Proceeds from sale
    of securities                     -            -     20,824
   Proceeds from sale
    of land                           -      195,045          -
   Return of principal GNMA         811          539      1,205
   Capital expenditures         (23,513)        (762)  (233,004)

     Net Cash Provided (Used)
      by Investing Activities   (37,904)      49,726   (169,680)

The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(Unaudited)

                                 2001          2000       1999
                                 ------        ------     ------
CASH FLOWS FROM
 FINANCING ACTIVITIES
   Purchase and retirement
    of treasury shares             (1,125)          (96)      (290)
   Proceeds from notes payable          -             -    148,000
   Payments on notes payable       (8,014)      (16,747)   (16,690)

     Net Cash Provided (Used) by
      Financing Activities         (9,139)      (16,843)   131,020

Net Increase (Decrease) in
 Cash and Cash Equivalents       $ 11,352      $(31,833)  $ 61,167

CASH AND CASH EQUIVALENTS,
Beginning of Year                $ 39,462      $ 71,295   $ 10,128
CASH AND CASH EQUIVALENTS,
End of Year                      $ 50,814      $ 39,462   $ 71,295

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for
    Income taxes                 $     53      $ 10,917   $  2,650
    Interest                       13,038        16,161      5,687

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING ACTIVITIES
     Unrealized holding
     gains (losses)
     arising during period       $  1,701      $     24   $  2,363

The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001


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

Nature of Activity

  The Company's principal line of business is development of mineral and timber properties. The principal revenue sources currently consist of timber, land and rock sales, bookkeeping business, and investment income. The Company's properties are located in the western United States.

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

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

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

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following at December 31:

                                      2001            2000
                                      ------          ------

Furniture and equipment               $   24,612      $  34,538
Land                                     239,702        239,702
Less:  Accumulated depreciation          (14,070)       (22,226)

                                      $  250,244      $ 252,014

Timber management development         $  164,078      $ 164,078
Less:  Accumulated depletion             (72,111)       (18,097)

                                      $   91,967      $ 145,981

Property and Equipment, net           $  342,211      $ 397,995

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE 3 - MINING CLAIMS AND FEE LAND OWNED

   At December 31, 2001, the Company was the owner of 36 patented lode mining claims totaling 736 acres comprising the Engels and Superior Mines and 245.28 acres of patented land at Engelmine, Lights Creek Mining District, Plumas County, California.

   At December 31, 2001, the Company was the owner of five patented lode mining claims totaling 100 acres on Ward Creek in the Genesee Mining District, Plumas County, California.

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

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE 5 - DEEDS OF TRUST

   Trust deed notes receivable at December 31,
                     2001                                2000
                     ---------------------------------   ------
                     Due within   Due after
                      one year     one year   Total      Total
                     ----------   ----------  --------   -------
Douglas R. Friedrich
  9% Note secured by
  Plumas County,
  California
  real property      $  3,968     $ 21,602    $ 25,570   $ 28,305
  Less unamortized
  discount               (619)        (151)       (770)    (1,491)
                     ---------    ---------   ---------  ---------
Total                $  3,349     $ 21,451    $ 24,800   $ 26,814

John and Tina Tucker
 9% Note secured by
 Plumas County,
 California
 real property       $  1,021     $      -     $  1,021  $  4,264

Monte C. Wolford
 8% Note secured by
 Plumas County,
 California
 real property       $  2,740     $ 16,831     $ 19,571  $  25,105

Jack P. McLaughlin, Jr.
 10% Note secured by
 Plumas County,
 California
 Real Property       $    935     $ 47,137     $ 48,072  $  48,918

David J. Estrella
 8% Note secured by
 Plumas County,
 California
 real property       $  3,236     $ 59,263     $ 62,499  $  69,205

                     --------     --------     --------  ---------
Total                $ 11,281     $144,682     $155,963  $ 174,306

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE 6 - INVESTMENT SECURITIES

   At December 31, 2001 and 2000, the investment securities portfolio is comprised of items classified as available-for-sale and held-to-maturity. In accordance with the provisions of SFAS No. 115, the available-for-sale securities are reported as an asset at their fair market value with the unrealized gain or loss excluded from earnings and reported as a component of comprehensive income. The held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Realized gains and losses are determined using specific identification of securities sold.

   The following reflect the estimated fair values of investment securities and amortized cost of debt securities held at December 31, 2001, 2000, and 1999. Fair values are based on management's estimate.

                          2001
                          -------------------------------------
                                  Gross      Gross      Estimated
                                  Unrealized Unrealized Fair
                          Cost    Gain       Loss       Value
                         ------   ---------- ---------- --------
Equity Securities
 available-for-sale      $ 60,799 $  2,063   $     -    $ 62,862

Mortgage-backed securities
 held to maturity        $  1,877 $      -   $     -    $  1,877
                         -------- --------   ---------  --------

Totals                   $ 62,676 $  2,063   $     -    $ 64,739

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE 6 - INVESTMENT SECURITIES, continued

                         2000
                         ---------------------------------------
                                  Gross      Gross      Estimated
                                  Unrealized Unrealized Fair
                         Cost     Gain       Loss       Value
                         ------   ---------- ---------- --------
Equity Securities
 available-for-sale      $ 11,650 $    361   $     -    $ 12,011

Mortgage-backed securities
 held to maturity        $  2,472 $      -   $     -    $  2,472
                         -------- ---------  --------   --------

Totals                   $ 14,122 $    361   $     -    $ 14,483


                         1999
                         ----------------------------------------
                                  Gross      Gross      Estimated
                                  Unrealized Unrealized Fair
                         Cost     Gain       Loss       Value
                         ------   ---------- ---------- --------
Equity Securities
 available-for-sale      $  1,212 $    337   $     -    $  1,549

Mortgage-backed securities
 held to maturity        $  2,790 $      -   $     -    $  2,790
                         -------- ---------  --------   ---------

Totals                   $  4,002 $    337   $     -    $  4,339

  No equity securities were sold in 2001 or 2000. In 1999, equity securities were sold at cost and resulted in no gains or losses.

NOTE 7 - CAPITAL STOCK

  The Company acquired and subsequently retired odd lots from estates totaling 1,510 shares of capital stock for $1,125 in 2001 and 128.40 shares for $96 in 2000.

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE 8 - CONTINGENT LIABILITIES

  The Company is not a defendant in any legal proceeding nor is there any litigation in progress, pending or threatened against the Company.


NOTE 9 - COMPREHENSIVE INCOME

  The components of comprehensive income, net of tax, are as follows for the years ended December 31:

                                  2001        2000       1999
                                  ------      ------     ------
Net Income                        $     760   $  78,900   $ 28,936

Other Comprehensive Income,
  net of tax:
Unrealized gains on securities
  Unrealized holding gains
  arising during period           $   1,446   $      20   $  2,009
  Less:  reclassification
  adjustment for (gains)
  losses included in net income   $       -   $       -   $      -

    Total Other Comprehensive
      Income (Loss)               $   1,446   $      20   $  2,009

Comprehensive Income              $   2,206   $  78,920   $ 30,945

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

  The following shows the tax effect of each component of comprehensive income as of December 31:

Calculation of Holding Gains

                                  2001        2000       1999
                                  ------      ------     ------

Holding gains recognized
 in other comprehensive income    $   1,701   $      24  $   2,363

 Tax expense                           (255)         (4)      (354)

Total gain, net of tax            $   1,446    $     20   $  2,009

Reclassification Adjustments

                                  2001        2000       1999
                                  ------      ------     ------

Net income:
  (Gain) loss on sale of
   securities                     $       -   $       -  $       -
  Income tax (expense) benefit            -           -          -

Net gain (loss) realized in
  net income                      $       -   $       -  $       -

     Accumulated other comprehensive income is comprised of only unrealized gains (losses) on investment securities.

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE 10 - LONG-TERM DEBT

                              2001                           2000
                              ---------------------------    -----
                              Due within  Due after
                              one year    one year   Total   Total

Note payable to Jenex Gold
  Corporation in monthly
  installments of $1,000
  including interest at 9%
  per annum                   $ 5,745  $ 66,344  $ 72,089  $ 77,341

Note payable to Volcanic
  Gold, Inc. in monthly
  installments of $500
  including interest at
  9% per annum                $ 3,021    31,439    34,460  $ 37,222

Total                         $ 8,766   $ 97,793  $106,549 $114,563


The following table represents future principle payments for the years ended December 31:

                       2002             $  8,776
                       2003                9,589
                       2004               10,489
                       2005               11,472
                       2006               12,549
                       Thereafter         53,685

                       TOTAL            $106,549

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE 11 - INCOME TAXES

The provision for income taxes consisted of the following for the years ended December 31:

                              2001         2000          1999
                              -----        -----         -----

Federal income tax - current  $ 1,747      $ 1,472       $ 5,106
State income tax - current      1,592        1,374         3,591
Federal income tax - deferred    (482)      12,451             -
State income tax - deferred      (993)       7,338             -

Total provision               $ 1,924      $22,635       $ 8,697

Deferred income taxes consisted of the following at December 31:

                              2001         2000
                              ------       ------
Deferred tax liabilities:
  Federal
   Unrealized gain on
    securities               $   309       $    54
   Installment sale gain     $10,868       $12,451

  State
   Unrealized gain on
    securities               $     -       $     -
   Installment sale gain     $ 6,405       $ 7,338

  Total deferred tax
   liabilities               $17,582       $19,843