Form 10QSB
period 2002-03-31
CALIFORNIA ENGELS MINING CO
filed 2002-05-02
CIK 16317

SECURITIES AND EXCHANGE COMMISSION
Washington D. C.  20549

Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002
Commission File No. 1-3871

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

OUTSTANDING AT MARCH 31, 2002: 759,315.94 shares.

Filing Contains 3 pages.

CALIFORNIA-ENGELS MINING COMPANY
FORM 10QSB
FOR THE QUARTERLY PERIOD ENDED March 31, 2002

PART I - FINANCIAL INFORMATION

The Registrant falls within the provisions of Rule 13a - 13 (c) (2) of the Securities Exchange Act of 1934 as amended, and claims exemption thereunder from the requirement to file Part 1.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

          None

Item 2.  Changes in Securities.

          None

Item 3.  Defaults upon Senior Securities.

          None

Item 4.  Submission of Matters to a Vote of Security Holders.

          None

Item 5.  Other Information.

          None

Item 6.  Exhibits and Reports on Form 8-K.

          None

CALIFORNIA-ENGELS MINING COMPANY
FORM 10QSB
FOR THE QUARTERLY PERIOD ENDED March 31, 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CALIFORNIA-ENGELS MINING COMPANY
Registrant



May 1, 2002                          By: /s/ Norman A. Lamb
                                     Norman A. Lamb, President
                                     and Chief Executive Officer


May 1, 2002                          By: /s/ James E. Brousseau
                                     James E. Brousseau, Secretary-
                                     Treasurer and Chief
                                     Financial Officer