Form 10QSB
period 2002-06-30
CALIFORNIA ENGELS MINING CO
filed 2002-07-19
CIK 16317

SECURITIES AND EXCHANGE COMMISSION
Washington D. C.  20549

Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002
Commission File No. 1-3871

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

OUTSTANDING AT JUNE 30, 2002: 759,315.94 shares.

Filing Contains 3 pages.

CALIFORNIA-ENGELS MINING COMPANY
FORM 10QSB
FOR THE QUARTERLY PERIOD ENDED June 30, 2002

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

          None

CALIFORNIA-ENGELS MINING COMPANY
FORM 10QSB
FOR THE QUARTERLY PERIOD ENDED June 30, 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CALIFORNIA-ENGELS MINING COMPANY
Registrant



July 18, 2002                        By: /s/ Norman A. Lamb
                                     Norman A. Lamb, President
                                     and Chief Executive Officer


July 18, 2002                        By: /s/ James E. Brousseau
                                     James E. Brousseau, Secretary-
                                     Treasurer and Chief
                                     Financial Officer