Form 10QSB
period 2002-09-30
CALIFORNIA ENGELS MINING CO
filed 2002-11-15
CIK 16317

SECURITIES AND EXCHANGE COMMISSION
Washington D. C.  20549

Form 10-QSB
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2002
Commission File No. 1-3871

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

OUTSTANDING AT SEPTEMBER 30, 2002: 758,915.94 shares.

Filing Contains 6 pages.

CALIFORNIA-ENGELS MINING COMPANY
FORM 10QSB
FOR THE QUARTERLY PERIOD ENDED September 30, 2002

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

          None

CALIFORNIA-ENGELS MINING COMPANY
FORM 10QSB
FOR THE QUARTERLY PERIOD ENDED September 30, 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CALIFORNIA-ENGELS MINING COMPANY
Registrant



November 15, 2002                    By: /s/ Norman A. Lamb
                                     Norman A. Lamb, President
                                     and Chief Executive Officer


November 15, 2002                    By: /s/ James E. Brousseau
                                     James E. Brousseau, Secretary-
                                     Treasurer and Chief
                                     Financial Officer

CALIFORNIA-ENGELS MINING COMPANY
FORM 10QSB
FOR THE QUARTERLY PERIOD ENDED September 30, 2002


CERTIFICATIONS

I, Norman A. Lamb, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of California-Engels Mining Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us particularly during the period in which this quarterly report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

1. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to registrant's board of directors (or persons performing the equivalent functions):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

CALIFORNIA-ENGELS MINING COMPANY
FORM 10QSB
FOR THE QUARTERLY PERIOD ENDED September 30, 2002

CERTIFICATIONS, Continued

1. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 11, 2002

/s/ Norman A. Lamb
Norman A. Lamb,
President and
Chief Executive Officer

CERTIFICATION

I, James E. Brousseau, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of California-Engels Mining Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us particularly during the period in which this quarterly report if being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

CALIFORNIA-ENGELS MINING COMPANY
FORM 10QSB
FOR THE QUARTERLY PERIOD ENDED September 30, 2002

CERTIFICATIONS, Continued

   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

1. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's board of directors (or persons performing the equivalent functions):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

1. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 15, 2002

/s/ James E. Brousseau
James E. Brousseau
Secretary-Treasurer and
Chief Financial Officer