Form 10-K
period 2002-12-31
CALIFORNIA ENGELS MINING CO
filed 2003-02-19
CIK 16317

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 for the Fiscal Year Ended December 31, 2002
Commission File No. 1-3871

CALIFORNIA-ENGELS MINING COMPANY

Incorporated in the State of California
IRS Employer I.D. No. 94-0357560

117 Crescent Street
P. O. Box 778
Greenville, California 95947-0778
Telephone Number (530) 284-6191

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT

Title of Each Class - Capital Stock, par value, $0.25 per share.

Number of Shares outstanding: 758,915.94

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90
days.  Yes:  X      No:

  As of February 3, 2003, 758,915.94 capital shares were outstanding, and the aggregate market value of the common shares of California-Engels Mining Company held by nonaffiliates was approximately
$287,299.

Documents Incorporated by Reference: NONE

Filing Contains 34 Pages

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

     The U.S.D.A. Forest Service is preparing a draft Environmental Impact Statement for the Herger-Feinstein Quincy Library Group (HFQLG) Administrative Study on the Plumas National Forest. If the HFQLG is eventually implemented it will result in surface ladder fuels thinning to reduce the extent and severity of wildland fires in the National Forest surrounding Registrant's property.

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

   The following table shows the high and low bid prices of Registrant's Capital Shares in the Over-the-Counter Market for the past two years:

                                High Bid           Low Bid
2002 Market Price               $.75               $ .26

2001 Market Price               $.76               $ .40

   (b)  Approximate number of holders of capital stock.

   The approximate number of holders of record of Registrant's
Capital Stock as of February 3, 2003, is 904.

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

ITEM 6.  SELECTED FINANCIAL DATA

Year Ended December 31
Selected Financial Data  2002     2001     2000     1999    1998
-----------------------  ----     ----     ----     ----    ----
Operating Revenues        36,614  635,903   45,358  257,502  43,314
Net Income (Loss)         (7,448)     760   78,900   28,936  22,228
 Income (loss) from
 continuing operations
 per capital share         (.010)    .001     .104     .038    .029
Total Assets             545,840  615,213  632,120  562,585 350,531
 Working Capital          79,248   50,814   39,462   71,295  10,128
 Shareholder's Equity    447,277  457,819  456,738  377,914 347,259

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

Changes               2002     2001     2000     1999     1998
-------------         ----     ----     ----     ----     ----
Working
Capital ($)            79,248    50,814   39,462   71,295   10,128
Total Assets          545,840   615,213  632,120  562,585  350,531
Shareholders Equity   447,277   457,819  456,738  377,914  347,259

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   (a)  Identification of Directors.

Director' Name       Positions        Year First   Principal
and Age              and Offices      Elected      Occupation
-------------        -----------      ----------   ---------
Norman A. Lamb       President         1978         Mining
(66)                 & Director                     Executive
                                                    Greenville,
                                                    CA

Thomas J. Reardon    Vice President    1975         Retired
(81)                 & Director                     Daly City, CA

James E. Brousseau   Secretary-        1987         Mining
(71)                 Treasurer &                    Executive
                     Director                       Vallejo, CA

Richard C. Poulton   Director          1993         Consultant
(59)                                                San Mateo, CA

M. Blair Ogden       Director          2000         Attorney at Law
(70)                                                San Francisco,
                                                    CA

  There are no arrangements or understandings between any of the foregoing persons and any other person or persons pursuant to which any of the foregoing persons were named as directors.

   (b)  Identification of Executive Officers.
Name of Officer           Age          Office Held
---------------           ----         -----------
Norman A. Lamb            66           President

James E. Brousseau        71           Secretary-Treasurer

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

   (g)  Compliance with Section 16(a) of the Exchange Act

   Registrant is not aware of any person who at any time during the year 2002 was a director, officer or beneficial owner of more than 10 percent of Registrant's capital stock who failed to file on a timely basis reports required by Section 16(a) during 2002 or prior years.

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

   The following table shows, as of February 3, 2003, the number of shares of Capital Stock held by every person owning of record or known by the Registrant as owning beneficially more than five percent of the outstanding stock:

Security Ownership of Certain Beneficial Owners

Title of Class    Name and Address     Amount and Nature   Percent
                  of Owner             of Ownership        of Class
--------------    ---------------      -----------------   -------
Capital Stock     James E. Brousseau   184,789 shares      24.3%
 Par Value        270 Peppercorn Ct.   owned of record and
 $0.25/share      Vallejo, CA          beneficially *
                  94591

                  Norman A. Lamb       280,231.5 shares     36.9%
                  P.O. Box 778         owned of record and
                  Greenville, CA       beneficially **
                  95947

                  M. Blair Ogden       183,789 shares      24.2%
                  33 New Montgomery St owned
                  San Francisco, CA    beneficially ***
                  94108

                  Poulton Trust        50,253 shares       6.6%
                  551 West 30th Ave    owned of record
                  San Mateo, CA
                  94403

                  Reardon Family Trust 44,366 shares        5.8%
                  162 East Market St   owned of
                  Daly City, CA        record
                  94403

* Includes 97,789 shares owned by Nevex Corporation, a Nevada corporation and wholly owned subsidiary of Jenex Gold Corporation, a Washington Corporation, of which Mr. Brousseau is Secretary-Treasurer, a Director and substantial shareholder. Includes 86,000 shares owned by The Flowery Gold Mines Company of Nevada, a Nevada corporation, of which Mr. Brousseau is Secretary-Treasurer, a Director and major shareholder.

** Includes 97,789 shares owned by Nevex Corporation, a Nevada corporation and wholly owned subsidiary of Jenex Gold Corporation, a Washington Corporation, of which Mr. Lamb is President, a Director and major shareholder. Includes 86,000 shares owned by The Flowery Gold Mines Company of Nevada, a Nevada corporation of which Mr. Lamb is President, a Director and major shareholder.

*** Includes 97,789 shares owned by Nevex Corporation, a Nevada corporation and wholly owned subsidiary of Jenex Gold Corporation, a Washington corporation, of which Mr. Ogden is Vice-President and a Director. Includes 86,000 shares owned by The Flowery Gold Mines Company of Nevada, a Nevada corporation, of which Mr. Ogden is Vice-President, a Director and substantial shareholder.

   (b)  Security ownership of management.

   The following table shows as of February 3, 2003 all shares of Capital Stock beneficially owned by all directors and all directors and officers of Registrant as a group:

Capital Stock Beneficially Owned
Title
of Class        Name of Beneficial  Amount and Nature of  Percent
                Owner               Beneficial Ownership  of Class
--------------  ------------------  --------------------  --------
Capital Stock   James E. Brousseau  184,789 shares owned   24.3%
Par Value                           of record and
$0.25 per share                     beneficially *

                Norman A. Lamb      280,231.5 shares owned 36.9%
                                    of record and
                                    beneficially **

                M. Blair Ogden      183,789 shares owned   24.2%
                                    beneficially ***

                Richard C. Poulton  50,253 shares owned    6.6%
                                    beneficially ****

                Thomas J. Reardon   44,366 shares owned    5.8%
                                    beneficially *****

                All directors and   375,850.5 shares       49.5%
                officers as a group
                (five persons)

* Includes 97,789 shares owned by Nevex Corporation, a Nevada corporation and wholly owned subsidiary of Jenex Gold Corporation, a Washington corporation, of which Mr. Brousseau is Secretary-Treasurer, a Director and substantial shareholder. Includes 86,000 shares owned by The Flowery Gold Mines Company of Nevada, a Nevada corporation, of which Mr. Brousseau is Secretary-Treasurer, a Director and major shareholder. Mr. Brousseau may be deemed to have shared voting and investment power with respect to such shares.

** Includes 97,789 shares owned by Nevex Corporation, a Nevada corporation and wholly owned subsidiary of Jenex Gold Corporation, a Washington corporation, of which Mr. Lamb is President, a Director and major shareholder. Includes 86,000 shares owned by The Flowery Gold Mines Company of Nevada, a Nevada corporation, of which Mr. Lamb is President, a Director and major shareholder. Mr. Lamb may be deemed to have shared voting and investment power with respect to such shares.

*** Includes 97,789 shares owned by Nevex Corporation, a Nevada corporation and wholly owned subsidiary of Jenex Gold Corporation, a Washington corporation, of which Mr. Ogden is Vice-President and a Director. Includes 86,000 shares owned by The Flowery Gold
Mines Company of Nevada, a Nevada corporation, of which Mr. Ogden is Vice-President, a Director and substantial shareholder. Mr. Ogden may be deemed to have shared voting and investment power with respect to such shares.

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

ITEM 13.  Certain Relationships and Related Transactions

   None

PART IV

ITEM 14.  Exhibits, Financial Statements, Schedules and Reports on
Form 8-K

   (a)  Financial Statements:                             Page

   Balance Sheets as of December 31, 2002                 2-3
     and December 31, 2001.

   Statements of Income for the Years Ended
     December 31, 2002, December 31, 2001, and
     December 31, 2000.                                   4-5

   Statements of Accumulated Deficit and
     Accumulated Other Comprehensive Income (Loss)
     for the Years Ended December 31, 2002,
     December 31, 2001, and December 31, 2000.            6

   Statements of Cash Flows for the years ended
     December 31, 2002, December 31, 2001, and
     December 31, 2000.                                   7-8

   (b)  Notes to Financial Statements                     9-18

   (c)  Exhibits

          None

   (d) No reports on Form 8-K were filed during the last quarter of 2002.

SIGNATURES


       Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CALIFORNIA-ENGELS MINING COMPANY
   Registrant

By   Norman A. Lamb
   Norman A. Lamb, President and
   Chief Executive Officer

Date:  February 18, 2003

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By    Norman A. Lamb
   Norman A. Lamb
   President and Director
   February 18, 2003


By    Thomas J. Reardon
   Thomas J. Reardon
   Vice-President and Director
   February 18, 2003


By    James E. Brousseau
   James E. Brousseau
   Secretary-Treasurer
   Chief Financial and Accounting Officer
   February 18, 2003


By    Richard C. Poulton
   Richard C. Poulton
   Director,
   February 18, 2003


By    M. Blair Ogden
   M. Blair Ogden
   Director
   February 18, 2003

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-K
FOR THE PERIOD ENDED December 31, 2002

CERTIFICATIONS

I, Norman A. Lamb, certify that:

1.   I have reviewed this report on Form 10-K of California-Engels Mining
Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us particularly during the period in which this report is being prepared;
   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and
   (c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

1. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to registrant's board of directors (or persons performing the equivalent functions):
   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified any material weaknesses in internal controls; and
   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

1. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: Februrary 18, 2003
/s/ Norman A. Lamb
Norman A. Lamb,
President and
Chief Executive Officer

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-K
FOR THE PERIOD ENDED December 31, 2002

CERTIFICATION

I, James E. Brousseau, certify that:

1.   I have reviewed this report on Form 10-K of California-Engels Mining
Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us particularly during the period in which this report is being prepared;
   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and
   (c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

1. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's board of directors (or persons performing the equivalent functions):
   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified any material weaknesses in internal controls; and
   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

1. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 18, 2003
/s/ James E. Brousseau
James E. Brousseau
Secretary-Treasurer and Chief Financial Officer

CALIFORNIA-ENGELS MINING COMPANY
(A California Corporation)


FINANCIAL STATEMENTS


December 31, 2002

CALIFORNIA-ENGELS MINING COMPANY
BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
(Unaudited)

ASSETS
                                   2002               2001
                                   ---------          ---------
CURRENT ASSETS
  Cash                             $   79,249         $   50,814
  Accounts receivable              $       69         $        -
  Deeds of Trust - current
   portion                         $    7,766         $   11,281
  Prepaid taxes                    $      849         $    1,487

  Total Current Assets             $   87,932         $   63,582

PROPERTY AND EQUIPMENT, net        $  338,199         $  342,211

OTHER ASSETS
   Investments available
    for sale                       $        -         $   62,861
   Investments held to
    maturity                       $    1,281         $    1,877
   Deeds of trust - net of
    current portion                $  118,428         $  144,682

        TOTAL OTHER ASSETS         $  119,709         $  209,420

        TOTAL ASSETS               $  545,840         $  615,213



The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                   2002               2001
                                   ---------          --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Deferred income taxes           $   12,115         $   17,582
   Accrued expenses                $   26,648         $   33,263
   Notes payable, current portion  $    6,992         $    8,766
       Total Current Liabilities   $   45,755         $   59,611

Long-term Liabilities
   Notes payable, net of current
    portion                        $   51,808         $   97,783
       Total Liabilities           $   97,563         $  157,394

STOCKHOLDERS' EQUITY
   Capital stock, par value $.25:
   California-Engels Mining Company,
    4,000,000 shares authorized
    758,915.94 shares issued and
    outstanding in 2002 and
    759,315.94 shares issued and
    outstanding in 2001            $  189,729         $  189,829
   Accumulated other comprehensive
    income (loss)                  $        -         $    1,754
   Reduction surplus               $2,799,908         $2,800,108
   Accumulated deficit             (2,541,360)        (2,533,872)
       Total Stockholders' Equity  $  448,277         $  457,819
   Total Liabilities and
    Stockholders' Equity           $  545,840         $  615,213

The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Unaudited)

                             2002         2001         2000
                             -----        -----        -----
REVENUE
  Timber and rock revenue    $    2,678   $  594,648    $   2,215
  Dividend income                 3,295        2,606        1,769
  Interest income                12,641       16,424       10,504
  Office rent                         -        6,475       12,470
  Professional services          18,000       15,750       18,400
    Total revenue                36,614      635,903       45,358

OPERATING AND GENERAL EXPENSES
   Depreciation                   4,012        9,679        1,751
   Director fees                      -          500        2,000
   Rock expense                       -            -          616
   Insurance                      1,874        1,860        1,900
   Miscellaneous                  1,478          861          694
   Office and storage rents       6,510       10,510       12,510
   Office expenses                3,611        2,664        3,763
   Payroll expense               10,418       10,891       12,344
   Professional fees              1,985        5,020        5,245
   Reclamation plan expense           -          240       12,738
   Repairs and maintenance        1,327        1,396        2,131
   Taxes and licenses             5,425       17,483        5,102
   Travel and per diem              790          405          963
   Vehicle expense                  962        5,007          972
     Total operating and
      general expenses        $  38,392   $   66,516    $  62,729
     Net income (loss) from
      operations              $  (1,778)  $  569,387    $ (17,371)


The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Unaudited)

                             2002         2001          2000
                             -----        -----         -----

OTHER INCOME/(EXPENSE)
   Depletion                  $       -   $  (54,014)   $        -
   Timber expense             $  (9,250)  $ (499,651)   $ (11,659)
   Gain on sale of land       $       -   $        -    $ 143,226
   Gain on sale of assets     $  10,517            -        3,500
   Interest                   $  (9,624)  $  (13,038)   $ (16,161)

   Total other income
    and (expense)             $  (8,357)  $ (566,703)   $ 118,906

   Income Before Taxes        $ (10,135)  $    2,684    $ 101,535

Provision for income taxes    $   2,647   $   (1,924)   $ (22,635)

   Net Income (Loss)          $  (7,488)  $      760    $  78,900

Earnings Per Share            $  (0.010)  $    0.001    $   0.104





The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF ACCUMULATED DEFICIT AND ACCUMULATED
OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Unaudited)

                            2002         2001         2000
                            -----        -----        -----

ACCUMULATED DEFICIT,
   Beginning of year        $(2,533,872) $(2,534,632) $(2,613,532)

Net Income                  $    (7,488) $       760  $    78,900

ACCUMULATED DEFICIT,
   End of year              $(2,541,360) $(2,534,632) $(2,534,632)

ACCUMULATED OTHER COMPREHENSIVE
   INCOME (LOSS),
   Beginning of year        $     1,754  $       308  $       288

Other Comprehensive Income
   (Loss)                   $    (1,754) $     1,446  $        20

ACCUMULATED OTHER COMPREHENSIVE
   INCOME (LOSS),
   End of year              $         -  $     1,754  $       308


The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Unaudited)

                              2002         2001        2000
                              ------       ------      -----
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net Income                 $  (7,488)   $    760    $ 78,900
   Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
     Depreciation and depletion   4,012      63,693       1,751
   Amortization of GNMA discount   (150)       (216)       (221)
   Gain on sale of land               -           -    (143,226)
   Gain on sale of assets       (10,517)          -      (3,500)
   Change in operating assets
    and liabilities
      Accounts receivable           (69)          -           -
      Prepaid taxes                 638       4,387      (5,874)
      Taxes payable                   -           -      (4,697)
      Accrued expenses           (6,615)     (7,713)     (7,638)
      Deferred income taxes      (5,158)     (2,156)     19,789
        Net Cash Provided
         (Used) by
         Operating Activities $ (25,347)   $ 58,395    $(64,716)

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments received on
    notes receivable          $  29,769    $ 18,343    $   5,069
   Issuance of notes
    receivable                        -           -     (143,228)
   Purchases of securities
    and investments                   -     (49,149)     (10,437)
   Proceeds from vehicle
    disposition                       -      15,604        3,500
   Proceeds from sale
    of securities                71,315            -           -
   Proceeds from sale
    of land                           -            -     195,045
   Return of principal GNMA         746          811         539
   Capital expenditures               -      (23,513)       (762)
     Net Cash Provided (Used)
      by Investing Activities  $101,830    $ (37,904)   $ 49,726


The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(Unaudited)

                                 2002          2001       2000
                                 ------        ------     ------
CASH FLOWS FROM
 FINANCING ACTIVITIES
   Purchase and retirement
    of treasury shares               (300)       (1,125)       (96)
   Proceeds from notes payable          -             -          -
   Payments on notes payable      (47,749)       (8,014)   (16,747)

     Net Cash Provided (Used) by
      Financing Activities       $(48,049)     $ (9,139)  $(16,843)

Net Increase (Decrease) in
 Cash and Cash Equivalents       $ 28,434      $ 11,352   $(31,833)

CASH AND CASH EQUIVALENTS,
Beginning of Year                $ 50,814      $ 39,462   $ 71,295
CASH AND CASH EQUIVALENTS,
End of Year                      $ 79,248      $ 50,814   $ 39,462

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for
    Income taxes                 $  1,873      $     53   $ 10,917
    Interest                     $  9,624      $ 13,038   $ 16,161

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING ACTIVITIES
     Unrealized holding
     gains (losses)
     arising during period       $  7,185      $  1,446   $  2,995

The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002


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

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

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

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following at December 31:

                                      2002            2001
                                      ------          ------

Furniture and equipment               $   24,613      $  24,613
Land                                     239,702        239,702
Less:  Accumulated depreciation          (18,083)       (14,071)

                                      $  246,232      $ 250,244

Timber management development         $  164,078      $ 164,078
Less:  Accumulated depletion             (72,111)       (72,111)

                                      $   91,967      $  91,967

Property and Equipment, net           $  338,199      $ 342,211

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 3 - MINING CLAIMS AND FEE LAND OWNED

   At December 31, 2002, the Company was the owner of 36 patented lode mining claims totaling 736 acres comprising the Engels and Superior Mines and 245.28 acres of patented land at Engelmine, Lights Creek Mining District, Plumas County, California.

   At December 31, 2002, the Company was the owner of five patented lode mining claims totaling 100 acres on Ward Creek in the Genesee Mining District, Plumas County, California.

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

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 5 - DEEDS OF TRUST

   Trust deed notes receivable at December 31,
                     2002                                2001
                     ---------------------------------   ------
                     Due within   Due after
                      one year     one year   Total      Total
                     ----------   ----------  --------   -------
Douglas R. Friedrich
  9% Note secured by
  Plumas County,
  California
  real property      $  3,509     $ 19,683    $ 23,192   $ 24,800

John and Tina Tucker
 9% Note secured by
 Plumas County,
 California
 real property       $      -            -     $      -  $  1,021

Monte C. Wolford
 8% Note secured by
 Plumas County,
 California
 real property       $      -     $      -     $      -  $  19,571

Jack P. McLaughlin, Jr.
 10% Note secured by
 Plumas County,
 California
 Real Property       $  1,033     $ 46,104     $ 47,137  $  48,072

David J. Estrella
 8% Note secured by
 Plumas County,
 California
 real property       $  3,224     $ 52,641     $ 55,865  $  62,499

                     --------     --------     --------  ---------
Total                $  7,766     $118,428     $126,194  $ 155,963

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

   The investment securities portfolio was comprised of items held-to-maturity at December 31, 2002 and items classified as available-for-sale and held-to- maturity at December 31, 2001.

   The following reflect the estimated fair values of investment securities and amortized cost of debt securities held at December 31, 2002, 2001, and 2000. Fair values are based on management's estimate.

                          2002
                          -------------------------------------
                                  Gross      Gross      Estimated
                                  Unrealized Unrealized Fair
                          Cost    Gain       Loss       Value
                         ------   ---------- ---------- --------
Equity Securities
 available-for-sale      $      - $      -   $     -    $      -

Mortgage-backed securities
 held to maturity        $  1,281 $      -   $     -    $  1,281
                         -------- --------   ---------  --------

Totals                   $  1,281 $      -   $     -    $  1,281

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 6 - INVESTMENT SECURITIES, continued

                         2001
                         ---------------------------------------
                                  Gross      Gross      Estimated
                                  Unrealized Unrealized Fair
                         Cost     Gain       Loss       Value
                         ------   ---------- ---------- --------
Equity Securities
 available-for-sale      $ 60,799 $  2,063   $     -    $ 62,862

Mortgage-backed securities
 held to maturity        $  1,877 $      -   $     -    $  1,877
                         -------- ---------  --------   --------

Totals                   $ 62,676 $  2,063   $     -    $ 64,739

                         2000
                         ----------------------------------------
                                  Gross      Gross      Estimated
                                  Unrealized Unrealized Fair
                         Cost     Gain       Loss       Value
                         ------   ---------- ---------- --------
Equity Securities
 available-for-sale      $ 11,650 $    361   $     -    $ 12,011

Mortgage-backed securities
 held to maturity        $  2,472 $      -   $     -    $  2,472
                         -------- ---------  --------   ---------

Totals                   $ 14,122 $    361   $     -    $ 14,483

  There were proceeds from sale of equity securities in 2002 in the amount of $71,315. No equity securities were sold in 2001 or 2000.

NOTE 7 - CAPITAL STOCK

  The Company acquired and subsequently retired odd lots from estates totaling 400 shares of capital stock for $300 in 2002 and 1510 shares for $1,125 in 2001.

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 8 - CONTINGENT LIABILITIES

  The Company is not a defendant in any legal proceeding nor is there any litigation in progress, pending or threatened against the Company.


NOTE 9 - COMPREHENSIVE INCOME

  The components of comprehensive income, net of tax, are as follows for the years ended December 31:

                                  2002        2001       2000
                                  ------      ------     ------
Net Income                        $  (7,488)  $     760   $ 78,900

Other Comprehensive Income,
  net of tax:
Unrealized gains on securities
  Unrealized holding gains
  arising during period           $   7,185   $   1,446   $  2,995
  Less:  reclassification
  adjustment for (gains)
  losses included in net income   $  (8,939)  $       -   $ (2,975)

    Total Other Comprehensive
      Income (Loss)               $  (1,754)  $   1,446   $     20

Comprehensive Income              $  (9,242)  $   2,206   $ 78,920

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

  The following shows the tax effect of each component of comprehensive income as of December 31:

Calculation of Holding Gains

                                  2002        2001       2000
                                  ------      ------     ------

Holding gains recognized
 in other comprehensive income    $   8,453   $   1,701  $   3,524

 Income Tax expense                  (1,268)       (255)      (529)

Total unrealized gain, net of tax $   7,185    $  1,446   $  2,995

Reclassification Adjustments

                                  2002        2001       2000
                                  ------      ------     ------

Net income:
  (Gain) loss on sale of
   securities                     $ (10,517)  $       -  $  (3,500)
  Income tax (expense) benefit        1,578           -        525

Net gain (loss) realized in
  net income                      $  (8,939)  $       -  $  (2,975)

     Accumulated other comprehensive income is comprised of only unrealized gains (losses) on investment securities.

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 10 - NOTES PAYABLE

                              2002                           2001
                              ---------------------------    -----
                              Due within  Due after
                              one year    one year   Total   Total

Note payable to Jenex Gold
  Corporation in monthly
  installments of $1,000
  including interest at 9%
  per annum                   $ 6,992  $ 51,808  $ 58,800  $ 72,089

Note payable to Volcanic
  Gold, Inc. in monthly
  installments of $500
  including interest at
  9% per annum                $     -         -         -  $ 34,460

Total                         $ 6,992   $ 51,808  $ 58,800 $106,549

The following table represents future principle payments for the years ended December 31:

                       2003                6,992
                       2004                7,468
                       2005                8,365
                       2006                9,150
                       2007               10,008
                       Thereafter         16,637
                                        --------
                                        $ 58,800

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 11 - INCOME TAXES

The provision for income taxes consisted of the following for the years ended December 31:

                              2002         2001          2000
                              -----        -----         -----

Federal income tax - current  $ 1,586      $ 1,747       $ 1,472
State income tax - current        925        1,592         1,374
Federal income tax - deferred  (3,245)       (482)        12,451
State income tax - deferred    (1,913)       (933)         7,338

Total (benefit) provision     $(2,647)     $ 1,924       $22,635

Deferred income taxes consisted of the following at December 31:

                              2002         2001
                              ------       ------
Deferred tax liabilities:
  Federal
   Unrealized gain on
    securities               $     -       $   309
   Installment sale gain     $ 7,623       $10,868

  State
   Installment sale gain     $ 4,492       $ 6,405

  Total deferred tax
   liabilities               $12,115       $17,582