Form 10QSB
period 2003-03-31
CALIFORNIA ENGELS MINING CO
filed 2003-04-15
CIK 16317

SECURITIES AND EXCHANGE COMMISSION
Washington D. C.  20549

Form 10-QSB
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2003
Commission File No. 1-3871

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

OUTSTANDING AT MARCH 31, 2003: 758,915.94 shares.

Filing Contains 6 pages.

CALIFORNIA-ENGELS MINING COMPANY
FORM 10QSB
FOR THE QUARTERLY PERIOD ENDED March 31, 2003

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

          None

CALIFORNIA-ENGELS MINING COMPANY
FORM 10QSB
FOR THE QUARTERLY PERIOD ENDED March 31, 2003

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CALIFORNIA-ENGELS MINING COMPANY
Registrant



April 14, 2003                       By: /s/ Norman A. Lamb
                                     Norman A. Lamb, President
                                     and Chief Executive Officer


April 14, 2003                       By: /s/ James E. Brousseau
                                     James E. Brousseau, Secretary-
                                     Treasurer and Chief
                                     Financial Officer

CALIFORNIA-ENGELS MINING COMPANY
FORM 10QSB
FOR THE QUARTERLY PERIOD ENDED March 31, 2003


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

CALIFORNIA-ENGELS MINING COMPANY
FORM 10QSB
FOR THE QUARTERLY PERIOD ENDED March 31, 2003

CERTIFICATIONS, Continued

1. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: April 14, 2003

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

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

CALIFORNIA-ENGELS MINING COMPANY
FORM 10QSB
FOR THE QUARTERLY PERIOD ENDED April 14, 2003

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

Date: April 14, 2003

/s/ James E. Brousseau
James E. Brousseau
Secretary-Treasurer and
Chief Financial Officer