Form 10QSB
period 2003-06-30
CALIFORNIA ENGELS MINING CO
filed 2003-07-31
CIK 16317

SECURITIES AND EXCHANGE COMMISSION
Washington D. C.  20549

Form 10-QSB
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2003
Commission File No. 1-3871

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

OUTSTANDING AT June 30, 2003: 758,890.94 shares.

Filing Contains 5 pages.

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED June 30, 2003

PART I - FINANCIAL INFORMATION

The Registrant falls within the provisions of Rule 13a - 13 (c) (2) of the Securities Exchange Act of 1934 as amended, and claims exemption thereunder from the requirement to file Part I.

Item 3.  Controls and Procedures

Within the 90 days prior to the date of this report, the registrant carried out an evaluation, under the supervision and with the participation of the registrant's management, including the registrant's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the registrant's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the registrant's disclosure controls and procedures are effective in timely alerting them to material information relating to the registrant required to be included in the registrant's periodic SEC filings.

PART II - OTHER INFORMATION

Items deleted are not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

          None


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CALIFORNIA-ENGELS MINING COMPANY
Registrant



July 29, 2003                       By: /s/ Norman A. Lamb
                                     Norman A. Lamb, President
                                     and Chief Executive Officer


July 29, 2003                       By: /s/ James E. Brousseau
                                     James E. Brousseau, Secretary-
                                     Treasurer and Chief
                                     Financial Officer

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED June 30, 2003


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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to registrant's board of directors (or persons performing the equivalent functions):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED June 30, 2003

CERTIFICATIONS, Continued

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 29, 2003

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's board of directors (or persons performing the equivalent functions):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 29, 2003

/s/ James E. Brousseau
James E. Brousseau
Secretary-Treasurer and
Chief Financial Officer


CERTIFICATION

      I, Norman A. Lamb, President of California-Engels Mining Company certify that:

   1. This quarterly report on Form 10-QSB of California-Engels Mining Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of California-Engels Mining Company.

Date: July 29, 2003

/s/ Norman A. Lamb
Norman A. Lamb,
President and
Chief Executive Officer



    I, James E. Brousseau, Chief Financial Officer of California-Engels Mining Company certify that:

   1. This quarterly report on Form 10-QSB of California-Engels Mining Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of California-Engels Mining Company.

Date: July 29, 2003

/s/ James E. Brousseau
James E. Brousseau
Secretary-Treasurer and
Chief Financial Officer