Form 10KSB
period 2003-12-31
CALIFORNIA ENGELS MINING CO
filed 2004-03-22
CIK 16317

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 for the Fiscal Year Ended December 31, 2003
Commission File No. 1-3871

CALIFORNIA-ENGELS MINING COMPANY

Incorporated in the State of California
IRS Employer I.D. No. 94-0357560

117 Crescent Street
P. O. Box 778
Greenville, California 95947-0778
Telephone Number (530) 284-6191

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT

Title of Each Class - Capital Stock, par value, $0.25 per share.

Number of Shares outstanding: 758,690.94

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90
days.  Yes:  X      No:

  As of March 15, 2004, 758,690.94 capital shares were outstanding, and the aggregate market value of the common shares of California-Engels Mining Company held by nonaffiliates was approximately $478,551.

Documents Incorporated by Reference: NONE

Filing Contains 35 Pages

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

     Registrant received approval on July 28, 2000 for a 103 acre hand thinning project from the California Department of Forestry pursuant to their California Forest Improvement Program. The Department reimbursed 75% of the cost to the Registrantover the three year life of the agreement. Other hand thinning projects funded by the Registrant are ongoing on other overstocked areas of its property.

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

     The U.S.D.A. Forest Service approved its Sierra Nevada Forest Plan Amendment Supplemental Environmental Impact Statement on
January 21, 2004. The plan will activate the Herger-Feinstein Quincy Library Group (HFQLG) pilot project on the Plumas National Forest. If the HFQLG is implemented it will result in surface ladder fuels thinning to reduce the extent and severity of wildland fires in the National Forest surrounding Registrant's property.


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

   The following table shows the high and low bid prices of Registrant's Capital Shares in the Over-the-Counter Market for the past two years:

                                High Bid           Low Bid
2003 Market Price               $1.25               $ .27

2002 Market Price               $.75                $ .26

   (b)  Approximate number of holders of capital stock.

   The approximate number of holders of record of Registrant's
Capital Stock as of March 15, 2004, is 899.

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

ITEM 6.  SELECTED FINANCIAL DATA

Year Ended December 31
Selected Financial Data  2003     2002     2001     2000    1999
-----------------------  ----     ----     ----     ----    ----
Operating Revenues        31,493   36,614  635,903   45,358 257,502
Net Income (Loss)        (17,993)  (7,448)     760   78,900  28,936
 Income (loss) from
 continuing operations
 per capital share        (0.024)   (.010)    .001     .104    .038
Total Assets             460,901  545,840  615,213  632,120 562,585
 Working Capital          19,798   79,248   50,814   39,462  71,295
 Shareholder's Equity    430,477  448,277  457,819  456,738 377,914

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

Changes               2003     2002     2001     2000     1999
-------------         ----     ----     ----     ----     ----
Working
Capital ($)            19,798    79,248   50,814   39,462   71,295
Total Assets          460,901   545,840  615,213  632,120  562,585
Shareholders Equity   430,477   448,277  457,819  456,738  377,914

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   (a)  Identification of Directors.

Director' Name       Positions        Year First   Principal
and Age              and Offices      Elected      Occupation
-------------        -----------      ----------   ---------
Norman A. Lamb       President         1978         Mining
(67)                 & Director                     Executive
                                                    Greenville,
                                                    CA

Thomas J. Reardon    Vice President    1975         Retired
(82)                 & Director                     Daly City, CA

James E. Brousseau   Secretary-        1987         Mining
(72)                 Treasurer &                    Executive
                     Director                       Vallejo, CA

Richard C. Poulton   Director          1993         Consultant
(60)                                                San Mateo, CA

M. Blair Ogden       Director          2000         Retired
(70)                                                Attorney at Law
                                                    San Rafael, CA

  There are no arrangements or understandings between any of the foregoing persons and any other person or persons pursuant to which any of the foregoing persons were named as directors.

   (b)  Identification of Executive Officers.
Name of Officer           Age          Office Held
---------------           ----         -----------
Norman A. Lamb            67           President

James E. Brousseau        72           Secretary-Treasurer

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

     (4) Richard C. Poulton is a Consultant. He was elected a Director of the Registrant on March 27, 1993.

     (5) M. Blair Ogden is a retired attorney and an officer and director of several public mineral companies. He was elected a Director of the Registrant on May 21, 2000.

   (f)  Involvement in certain legal proceedings.

   There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

   (g)  Compliance with Section 16(a) of the Exchange Act

   Registrant is not aware of any person who at any time during the year 2003 was a director, officer or beneficial owner of more than 10 percent of Registrant's capital stock who failed to file on a timely basis reports required by Section 16(a) during 2003 or prior years.

   (h) As of year ended December 31, 2003, the Registrant did not have an audit committee. Its financial statements are unaudited therefore it has neither an audit committee nor an audit committee financial expert.

   (i) As of year ended December 31, 2003, the Registrant has not adopted a written code of ethics. Registrant has been in existence 102 years and is guided by tradition, its Articles of Incorporation and By-Laws. In addition, its officers and directors are, or represent, substantial shareholders. Another document is not needed.

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

     None

   (e) Termination of employment and change of control arrangement.

     None

ITEM 12.  Security Ownership of Certain Beneficial Owners and
Management

   (a)  Security ownership of certain beneficial owners.

   The following table shows, as of March 15, 2004, the number of shares of Capital Stock held by every person owning of record or known by the Registrant as owning beneficially more than five percent of the outstanding stock:

Security Ownership of Certain Beneficial Owners

Title of Class    Name and Address     Amount and Nature   Percent
                  of Owner             of Ownership        of Class
--------------    ---------------      -----------------   -------
Capital Stock     James E. Brousseau   184,789 shares      24.4%
 Par Value        270 Peppercorn Ct.   owned of record and
 $0.25/share      Vallejo, CA          beneficially *
                  94591

                  Norman A. Lamb       280,231.5 shares     36.9%
                  P.O. Box 778         owned of record and
                  Greenville, CA       beneficially **
                  95947

                  M. Blair Ogden       183,789 shares      24.2%
                  1228 Idylberry Road  owned
                  San Rafael, CA       beneficially ***
                  94903

                  Poulton Trust        50,253 shares       6.6%
                  551 West 30th Ave    owned of record
                  San Mateo, CA
                  94403

                  Reardon Family Trust 44,366 shares        5.8%
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

   (b)  Security ownership of management.

   The following table shows as of March 15, 2004 all shares of Capital Stock beneficially owned by all directors and all directors and officers of Registrant as a group:

Capital Stock Beneficially Owned
Title
of Class        Name of Beneficial  Amount and Nature of  Percent
                Owner               Beneficial Ownership  of Class
--------------  ------------------  --------------------  --------
Capital Stock   James E. Brousseau  184,789 shares owned   24.4%
Par Value                           of record and
$0.25 per share                     beneficially *

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

ITEM 13.  Certain Relationships and Related Transactions

   None

PART IV

ITEM 14.  Exhibits, Financial Statements, Schedules and Reports on
Form 8-K

   (a)  Financial Statements:                             Page

   Balance Sheets as of December 31, 2003                 2-3
     and December 31, 2002.

   Statements of Operations for the Years Ended
     December 31, 2003, December 31, 2002, and
     December 31, 2001.                                   4-5

   Statements of Accumulated Deficit and
     Accumulated Other Comprehensive Income (Loss)
     for the Years Ended December 31, 2003,
     December 31, 2002, and December 31, 2001.            6

   Statements of Cash Flows for the years ended
     December 31, 2003, December 31, 2002, and
     December 31, 2001.                                   7-8

   (b)  Notes to Financial Statements                     9-18

   (c)  Exhibits

          None

   (d) No reports on Form 8-K were filed during the last quarter of 2003.

SIGNATURES


       Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CALIFORNIA-ENGELS MINING COMPANY
   Registrant

By   Norman A. Lamb
   Norman A. Lamb, President and
   Chief Executive Officer

Date:  March 15, 2004

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By    Norman A. Lamb
   Norman A. Lamb
   President and Director
   March 15, 2004


By    Thomas J. Reardon
   Thomas J. Reardon
   Vice-President and Director
   March 15, 2004


By    James E. Brousseau
   James E. Brousseau
   Secretary-Treasurer
   Chief Financial and Accounting Officer
   March 15, 2004


By    Richard C. Poulton
   Richard C. Poulton
   Director,
   March 15, 2004


By    M. Blair Ogden
   M. Blair Ogden
   Director
   March 15, 2004

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-K
FOR THE PERIOD ENDED December 31, 2003

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

1. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to registrant's board of directors (or persons performing the equivalent functions):

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-K
FOR THE PERIOD ENDED December 31, 2003

CERTIFICATIONS, Continued

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

Date: March 15, 2004

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

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-K
FOR THE PERIOD ENDED December 31 2003

CERTIFICATIONS, Continued

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

Date: March 15, 2004

/s/ James E. Brousseau
James E. Brousseau
Secretary-Treasurer and
Chief Financial Officer

CALIFORNIA-ENGELS MINING COMPANY
(A California Corporation)


FINANCIAL STATEMENTS


December 31, 2003

CALIFORNIA-ENGELS MINING COMPANY
BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
(Unaudited)

ASSETS
                                   2003               2002
                                   ---------          ---------
CURRENT ASSETS
  Cash                             $   19,798         $   79,248
  Accounts receivable              $       85         $       69
  Deeds of Trust - current
   portion                         $    4,489         $    7,766
  Tax refunds                      $    2,900         $      849

  Total Current Assets             $   27,292         $   87,932

PROPERTY AND EQUIPMENT, net        $  335,792         $  338,199

OTHER ASSETS
   Investments available
    for sale                       $    7,870         $        -
   Investments held to
    maturity                       $      673         $    1,281
   Deeds of trust - net of
    current portion                $   89,294         $  118,428

        TOTAL OTHER ASSETS         $   97,837         $  119,709

        TOTAL ASSETS               $  460,901         $  545,840



The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                   2003               2002
                                   ---------          --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Deferred income taxes           $   10,449         $   12,115
   Accrued expenses                $   19,975         $   26,648
   Notes payable, current portion  $        -         $    6,992
       Total Current Liabilities   $   30,424         $   45,755

Long-term Liabilities
   Notes payable, net of current
    portion                        $        -         $   51,809
       Total Liabilities           $   30,424         $   97,563

STOCKHOLDERS' EQUITY
   Capital stock, par value $.25:
   California-Engels Mining Company,
    4,000,000 shares authorized
    758,690.94 shares issued and
    outstanding in 2003 and
    758,915.94 shares issued and
    outstanding in 2002            $  189,673         $  189,729
   Accumulated other comprehensive
    income (loss)                  $      432         $        -
   Reduction surplus               $2,799,725         $2,799,908
   Accumulated deficit             (2,559,353)        (2,541,360)
       Total Stockholders' Equity  $  430,477         $  448,277
   Total Liabilities and
    Stockholders' Equity           $  460,901         $  545,840

The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Unaudited)

                             2003         2002         2001
                             -----        -----        -----
REVENUE
  Timber and rock revenue    $    2,500   $    2,678    $ 594,648
  Dividend income                   361        3,295        2,606
  Interest income                11,232       12,641       16,424
  Office rent                         -            -        6,475
  Professional services          17,400       18,000       15,750
    Total revenue                31,493       36,614      635,903

OPERATING AND GENERAL EXPENSES
   Depreciation                   2,407        4,012        9,679
   Director fees                      -            -          500
   Insurance                      1,586        1,874        1,860
   Miscellaneous                    443        1,478          861
   Office and storage rents       6,510        6,510       10,510
   Office expenses                3,333        3,611        2,664
   Payroll expense                9,297       10,418       10,891
   Professional fees              2,025        1,985        5,020
   Reclamation plan expense           -            -          240
   Repairs and maintenance        3,814        1,327        1,396
   Taxes and licenses             5,993        5,425       17,483
   Travel and per diem              820          790          405
   Vehicle expense                2,052          962        5,007
     Total operating and
      general expenses        $  32,280   $   38,392    $  66,516
     Net income (loss) from
      operations              $  (6,787)  $  (1,778)    $ 569,387

The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Unaudited)

                             2003         2002          2001
                             -----        -----         -----

OTHER INCOME/(EXPENSE)
   Depletion                  $       -   $        -    $ (54,014)
   Timber expense             $ (10,528)  $   (9,250)   $(499,651)
   Gain on sale of assets     $       -      (10,517)           -
   Interest                   $  (4,258)  $   (9,264)   $ (13,038)

   Total other income
    and (expense)             $ (14,786)  $   (8,357)   $ 566,703

   Income (Loss) Before Taxes $ (21,573)  $  (10,135)   $   2,684

Provision for income taxes    $   3,580   $    2,647    $  (1,924)

   Net Income (Loss)          $ (17,993)  $   (7,488)   $     760

Earnings Per Share            $  (0.024)  $   (0.010)   $   0.001





The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Unaudited)

                            2003         2002         2001
                            -----        -----        -----

ACCUMULATED DEFICIT,
   Beginning of year        $(2,541,360) $(2,533,872) $(2,534,632)

Net Income                  $   (17,993) $    (7,488) $       760

ACCUMULATED DEFICIT,
   End of year              $(2,559,353) $(2,541,360) $(2,533,872)

ACCUMULATED OTHER COMPREHENSIVE
   INCOME (LOSS),
   Beginning of year        $         -  $     1,754  $       308

Other Comprehensive Income
   (Loss)                   $       432  $    (1,754) $     1,446

ACCUMULATED OTHER COMPREHENSIVE
   INCOME (LOSS),
   End of year              $       432  $         -  $     1,754


The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Unaudited)

                              2003         2002        2001
                              ------       ------      -----
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net Income                 $ (17,993)   $ (7,448)   $    760
   Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
     Depreciation and depletion   2,407       4,012      63,963
   Amortization of GNMA discount    (91)       (150)       (216)
   Gain on sale of assets             -     (10,517)          -
   Change in operating assets
    and liabilities
      Accounts receivable           (16)        (69)          -
      Tax refunds                (2,051)        638       4,387
      Accrued expenses           (6,673)     (6,615)     (7,713)
      Deferred income taxes      (1,741)     (5,158)     (2,516)
        Net Cash Provided
         (Used) by
         Operating Activities $ (26,158)   $(25,347)   $ 58,395
CASH FLOWS FROM INVESTING ACTIVITIES
   Payments received on
    notes receivable          $  32,411    $ 29,769    $  18,343
   Purchases of securities
    and investments              (7,362)          -      (49,149)
   Proceeds from vehicle
    disposition                       -           -       15,604
   Proceeds from sale
    of securities                     -       71,315           -
   Return of principal GNMA         698          746         811
   Capital expenditures               -            -     (25,513)
     Net Cash Provided (Used)
      by Investing Activities  $ 25,747    $ 101,830    $(37,904)

The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Unaudited)

                                 2003          2002       2001
                                 ------        ------     ------
CASH FLOWS FROM
 FINANCING ACTIVITIES
   Purchase and retirement
    of treasury shares               (239)         (300)    (1,125)
   Principal payments on debt     (58,800)      (47,749)    (8,014)

     Net Cash Provided (Used) by
      Financing Activities       $(59,039)     $(48,049)  $ (9,139)

Net Increase (Decrease) in
 Cash and Cash Equivalents       $(59,450)     $ 28,434   $ 11,352

CASH AND CASH EQUIVALENTS,
Beginning of Year                $ 79,248      $ 50,814   $ 39,462
CASH AND CASH EQUIVALENTS,
End of Year                      $ 19,798      $ 79,248   $ 50,814

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for
    Income taxes                 $    214      $  1,873   $     53
    Interest                     $  4,258      $  9,624   $ 13,038

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING ACTIVITIES
     Unrealized holding
     gains (losses)
     arising during period       $    432      $  7,185   $  1,446

The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

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

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

Mineral and Timber Lands

  Mineral and timber lands and depreciable property are stated at book value less accumulated depletion and depreciation. Depreciation is calculated using the declining balance method over five to seven years. Timber depletion is calculated based on units of production.

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

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following at December 31:

                                      2003            2002
                                      ------          ------

Furniture and equipment               $   24,613      $  24,613
Land                                     239,702        239,702
Less:  Accumulated depreciation          (20,490)       (18,083)

                                      $  243,825      $ 246,232

Timber management development         $  164,078      $ 164,078
Less:  Accumulated depletion             (72,111)       (72,111)

                                      $   91,967      $  91,967

Property and Equipment, net           $  335,792      $ 338,199

page 10c
CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 3 - MINING CLAIMS AND FEE LAND OWNED

   At December 31, 2003, the Company was the owner of 36 patented lode mining claims totaling 736 acres comprising the Engels and Superior Mines and 245.28 acres of patented land at Engelmine, Lights Creek Mining District, Plumas County, California.

   At December 31, 2003, the Company was the owner of five patented lode mining claims totaling 100 acres on Ward Creek in the Genesee Mining District, Plumas County, California.

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

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 5 - DEEDS OF TRUST

   Trust deed notes receivable at December 31,
                     2003                                2002
                     ---------------------------------   ------
                     Due within   Due after
                      one year     one year   Total      Total
                     ----------   ----------  --------   -------
Douglas R. Friedrich
  9% Note secured by
  Plumas County,
  California
  real property      $      -     $      -    $      -   $ 23,192

Jack P. McLaughlin, Jr.
 10% Note secured by
 Plumas County,
 California
 Real Property       $  1,141     $ 44,964     $ 46,105  $  47,137

David J. Estrella
 8% Note secured by
 Plumas County,
 California
 real property       $  3,348     $ 44,330     $ 47,678  $  55,865

                     --------     --------     --------  ---------
Total                $  4,489     $ 89,294     $ 93,783  $ 126,194

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

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

   The investment securities portfolio was comprised of items classified as available-for-sale and held-to-maturity at December 31, 2003 and items classified as held-to-maturity at December 31, 2002.

   The following reflect the estimated fair values of investment securities and amortized cost held at December 31, 2003, 2002, and 2001. Fair values are based on management's estimate

                          2003
                          -------------------------------------
                                  Gross      Gross      Estimated
                                  Unrealized Unrealized Fair
                          Cost    Gain       Loss       Value
                         ------   ---------- ---------- --------
Equity Securities
 available-for-sale      $  7,362 $    508   $     -    $  7,870

Mortgage-backed securities
 held to maturity        $    673 $      -   $     -    $    673
                         -------- --------   ---------  --------

Totals                   $  8,035 $    508   $     -    $  8,543

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 6 - INVESTMENT SECURITIES, continued

                         2002
                         ---------------------------------------
                                  Gross      Gross      Estimated
                                  Unrealized Unrealized Fair
                         Cost     Gain       Loss       Value
                         ------   ---------- ---------- --------
Equity Securities
 available-for-sale      $     -  $      -   $     -    $      -
Mortgage-backed securities
 held to maturity        $  1,281 $      -   $     -    $  1,281
                         -------- ---------  --------   --------
Totals                   $  1,281 $      -   $     -    $  1,281

                         2001
                         ----------------------------------------
                                  Gross      Gross      Estimated
                                  Unrealized Unrealized Fair
                         Cost     Gain       Loss       Value
                         ------   ---------- ---------- --------
Equity Securities
 available-for-sale      $ 60,799 $  2,063   $     -    $ 62,862
Mortgage-backed securities
 held to maturity        $  1,877 $      -   $     -    $  1,877
                         -------- ---------  --------   ---------
Totals                   $ 62,676 $  2,063   $     -    $ 64,739

  No equity securities were sold in 2003 or 2001. Proceeds from the sale of equity securities was $71,315 in 2002.

NOTE 7 - CAPITAL STOCK

  The Company acquired and subsequently retired odd lots from estates totaling 225 shares of capital stock for $239 in 2003 and 400 shares for $300 in 2002.

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 8 - CONTINGENT LIABILITIES

  The Company is not a defendant in any legal proceeding nor is there any litigation in progress, pending or threatened against the Company.

NOTE 9 - COMPREHENSIVE INCOME

  The components of comprehensive income, net of tax, are as follows for the years ended December 31:

                                  2003        2002       2001
                                  ------      ------     ------
Net Income                        $ (20,233)  $ (7,488)   $    760

Other Comprehensive Income,
  net of tax:
Unrealized gains on securities
  Unrealized holding gains
  arising during period           $     432   $   7,185   $  1,446
  Less:  reclassification
  adjustment for (gains)
  losses included in net income   $       -   $  (8,939)  $      -
    Total Other Comprehensive
      Income (Loss)               $     432   $  (1,754)  $  1,446

Comprehensive Income              $ (19,801)  $  (9,242)  $  2,206

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

  The following shows the tax effect of each component of comprehensive income as of December 31:

Calculation of Holding Gains

                                  2003        2002       2001
                                  ------      ------     ------

Holding gains recognized
 in other comprehensive income    $     508   $   8,453  $   1,701

 Income Tax expense                     (76)      1,268       (255)

Total unrealized gain, net of tax $     432    $  7,185   $  1,446

Reclassification Adjustments

                                  2003        2002       2001
                                  ------      ------     ------

Net income:
  (Gain) loss on sale of
   securities                     $       -   $(10,517)  $       -
  Income tax expense                      -      1,578           -

Net gain (loss) realized in
  net income                      $       -   $ (8,939)  $       -

     Accumulated other comprehensive income is comprised of only unrealized gains (losses) on investment securities.

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 10 - NOTES PAYABLE

                              2003                           2002
                              ---------------------------    -----
                              Due within  Due after
                              one year    one year   Total   Total

Note payable to Jenex Gold
  Corporation in monthly
  installments of $1,000
  including interest at 9%
  per annum                   $     -  $      -  $      -  $ 58,800


Total                         $     -   $      -  $      - $ 58,800

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 11 - INCOME TAXES

The provision for income taxes consisted of the following for the years ended December 31:

                              2003         2002          2001
                              -----        -----         -----

Federal income tax - current  $(2,240)     $ 1,586       $ 1,747
State income tax - current        800          925         1,592
Federal income tax - deferred  (1,494)      (3,245)         (482)
State income tax - deferred      (646)      (1,913)         (933)

Total (benefit) provision     $(3,580)     $(2,647)      $ 1,924

Deferred income taxes consisted of the following at December 31:

                              2003         2002
                              ------       ------
Deferred tax liabilities:
  Federal
   Unrealized gain on
    securities               $    76       $     -
   Installment sale gain     $ 6,527       $ 7,623

  State
   Installment sale gain     $ 3,846       $ 4,492

  Total deferred tax
   liabilities               $10,449       $12,115

page 18