Form 10QSB
period 2004-06-30
CALIFORNIA ENGELS MINING CO
filed 2004-07-16
CIK 16317

SECURITIES AND EXCHANGE COMMISSION
Washington D. C.  20549

Form 10-QSB
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2004
Commission File No. 1-3871

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

Filing Contains 5 pages.

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED June 30, 2004

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


CALIFORNIA-ENGELS MINING COMPANY
Registrant



July 16, 2004                      By: /s/ Norman A. Lamb
                                     Norman A. Lamb, President
                                     and Chief Executive Officer


July 16, 2004                      By: /s/ James E. Brousseau
                                     James E. Brousseau, Secretary-
                                     Treasurer and Chief
                                     Financial Officer

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED June 30, 2004


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

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED June 30, 2004

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

Date: July 16, 2004

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


CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED June 30, 2004

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

Date: June 30, 2004
/s/ James E. Brousseau
James E. Brousseau
Secretary-Treasurer and
Chief Financial Officer


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

Date: July 16, 2004
/s/ Norman A. Lamb
Norman A. Lamb,
President and
Chief Executive Officer


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

Date: July 16, 2004
/s/ James E. Brousseau
James E. Brousseau
Secretary-Treasurer and
Chief Financial Officer