Form 10-K
period 2004-12-31
CALIFORNIA ENGELS MINING CO
filed 2005-03-28
CIK 16317

SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549
 Form 10-K

 Annual Report Pursuant to Section 13 or 15 (d) of the Securities
 Exchange Act of 1934 for the Fiscal Year Ended December 31, 2004
 Commission File No. 1-3871

 CALIFORNIA-ENGELS MINING COMPANY

 Incorporated in the State of California
 IRS Employer I.D. No. 94-0357560

 117 Crescent Street
 P. O. Box 778
 Greenville, California 95947-0778
 Telephone Number (530) 284-6191

 SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT

 Title of Each Class - Capital Stock, par value, $0.25 per share.

 Number of Shares outstanding: 757,226.04

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
 (2) has been subject to such filing requirements for the past 90
 days.  Yes:  X      No:

   As of March 15, 2005, 757,226.04 capital shares were outstanding, and the aggregate market value of the common shares of California-Engels Mining Company held by nonaffiliates was approximately $419,513.

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

      Registrant's mining properties were continuously leased from September, 1947, to March, 1951; from March, 1951, to December, 1959; from November, 1960, to October, 1979; from August, 1980, to August, 1990; and from November, 1990, to April 1993. The lessee from 1964 to 1993 was Placer Dome U.S. Inc., the U.S. Subsidiary of Placer Dome Inc., Vancouver, B.C., Canada. The Mining Lease With Option to Purchase, between the Registrant (Lessor) and Placer Dome U.S. Inc. (Lessee) was terminated by Placer Dome U.S. Inc. effective April 20, 1993. Registrant has received a substantial amount of technical data on its mining properties and maintains
 a library on the Plumas Copper Belt.    Registrant's mineral deposits and
 prospects are not deemed economically attractive under current conditions for the mining industry, nor are they likely to be so in the foreseeable future. The mining industry in the United States is being outsourced due to the high costs of regulation and labor.

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

      Registrant received approval on July 28, 2000 for a 103 acre hand thinning project from the California Department of Forestry pursuant to their California Forest Improvement Program. The Department reimbursed 75% of the cost to the Registrant over the three year life of the agreement. Other hand thinning projects funded by the Registrant are ongoing on other overstocked areas of its property.

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

      The U.S.D.A. Forest Service approved its Sierra Nevada Forest Plan Amendment on January 21, 2004 and affirmed it after appeals on November 18, 2004. The plan will activate the Herger- Feinstein Quincy Library Group (HFQLG) pilot project on the Plumas National Forest. If the HFQLG is implemented it will result in surface ladder fuels thinning to reduce the extent and severity of wildland fires in the National Forest surrounding Registrant's property.

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

    The following table shows the high and low bid prices of Registrant's Capital Shares in the Over-the-Counter Market for the past two years:

                                 High Bid           Low Bid
 2004 Market Price               $7.50               $1.05

 2003 Market Price               $2.00              $ .27

    (b)  Approximate number of holders of capital stock.

    The approximate number of holders of record of Registrant's Capital Stock as of March 15, 2005, is 771.

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

 ITEM 6.  SELECTED FINANCIAL DATA

 Year Ended December 31
 Selected Financial Data   2004    2003      2002    2001    2000
 -----------------------   ----     ----     ----    ----    ----
 Operating Revenues        24,531   31,493   36,614  635,903 45,358
 Net Income (Loss)         (1,604) (17,993)  (7,448)     760 78,900
  Income (loss) from
  continuing operations
  per capital share        (.002)   (.024)   (.010)    .001   .104
 Total Assets             453,175  460,901  545,840  615,213  632,120
  Working Capital          35,052   19,798   79,248   50,814   39,462
  Shareholder's Equity    428,441  430,477  448,277  457,819  456,738

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

 Changes               2004     2003     2002     2001    2000
 -------------         ----     ----     ----     ----    ----
 Working
 Capital ($)            35,052   19,798   79,248   50,814  39,462
 Total Assets          453,175  460,901  545,840  615,213 632,120
 Shareholders Equity   428,441  430,477  448,277  457,819 456,738

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

 PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a)  Identification of Directors.
 Director' Name       Positions        Year First   Principal
 and Age              and Offices      Elected      Occupation
 -------------        -----------      ----------   ---------
 Norman A. Lamb       President         1978         Mining
 (68)                 & Director                     Executive
                                                     Greenville,
                                                     CA
 Thomas J. Reardon    Vice President    1975         Retired
 (83)                 & Director                     Daly City, CA
 James E. Brousseau   Secretary-        1987         Mining
 (73)                 Treasurer &                    Executive
                      Director                       Vallejo, CA
 Richard C. Poulton   Director          1993         Consultant
 (61)                                                San Mateo, CA
 M. Blair Ogden       Director          2000         Retired
 (71)                                                Attorney atLaw
                                                     San Rafael, CA

   There are no arrangements or understandings between any of the foregoing persons and any other person or persons pursuant to which any of the foregoing persons were named as directors.

    (b)  Identification of Executive Officers.
 Name of Officer           Age          Office Held
 ---------------           ----         -----------
 Norman A. Lamb            68           President

 James E. Brousseau        73           Secretary-Treasurer

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

    (g)  Compliance with Section 16(a) of the Exchange Act

    Registrant is not aware of any person who at any time during the year 2004 was a director, officer or beneficial owner of more than 10 percent of Registrant's capital stock who failed to file on a timely basis reports required by Section 16(a) during 2004 or prior years.

    (h) As of year ended December 31, 2004, the Registrant did not have an audit committee. Its financial statements are unaudited therefore it has neither an audit committee nor an audit committee financial expert.

    (i) As of year ended December 31, 2004, the Registrant has not adopted a written code of ethics. Registrant has been in existence 103 years and is guided by tradition, its Articles of Incorporation and By-Laws. In addition, its officers and directors are, or represent, substantial shareholders. Another document is not needed.

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

    The following table shows, as of March 15, 2005, the number of shares of Capital Stock held by every person owning of record or known by the Registrant as owning beneficially more than five percent of the outstanding stock:

 Security Ownership of Certain Beneficial Owners

 Title of Class    Name and Address     Amount and Nature  Percent
                   of Owner             of Ownership       of Class
 --------------    ---------------      -----------------  -------
 Capital Stock     James E. Brousseau   184,789 shares      24.4%
  Par Value        270 Peppercorn Ct.   owned of record and
  $0.25/share      Vallejo, CA          beneficially *
                   94591

                   Norman A. Lamb       280,231.5 shares     37%
                   P.O. Box 778         owned of record and
                   Greenville, CA       beneficially **
                   95947

                   M. Blair Ogden       183,789 shares      24.2%
                   1228 Idylberry Road  owned
                   San Rafael, CA       beneficially ***
                   94903

                   Poulton Trust        50,253 shares       6.6%
                   551 West 30th Ave    owned of record
                   San Mateo, CA
                   94403

                   Reardon Family Trust 44,366 shares        5.8%
                   162 East Market St   owned of
                   Daly City, CA        record
                   94403

 * Includes 97,789 shares owned by Jenex Gold Corporation, a Washington Corporation, of which Mr. Brousseau is Secretary-Treasurer, a Director and substantial shareholder. Includes 86,000 shares owned by The Flowery Gold Mines Company of Nevada, a Nevada corporation, of which Mr. Brousseau is Secretary-Treasurer, a Director and major shareholder.

 ** Includes 97,789 shares owned by Jenex Gold Corporation, a Washington Corporation, of which Mr. Lamb is President, a Director and major shareholder. Includes 86,000 shares owned by The Flowery Gold Mines Company of Nevada, a Nevada corporation of which Mr. Lamb is President, a Director and major shareholder.

 *** Includes 97,789 shares owned by Jenex Gold Corporation, a Washington corporation, of which Mr. Ogden is Vice-President and a Director. Includes 86,000 shares owned by The Flowery Gold Mines Company of Nevada, a Nevada corporation, of which Mr. Ogden is Vice-President, a Director and substantial shareholder.

    (b)  Security ownership of management.

    The following table shows as of March 15, 2005 all shares of Capital Stock beneficially owned by all directors and all directors and officers of Registrant as a group:

 Capital Stock Beneficially Owned
 Title of Class  Name of Beneficial  Amount and Nature of  Percent
                 Owner               Beneficial Ownership  of Class
 --------------  ------------------  --------------------  --------
 Capital Stock   James E. Brousseau  184,789 shares owned   24.4%
 Par Value                           of record and
 $0.25 per share                     beneficially *

                 Norman A. Lamb      280,231.5 shares owned 37%
                                     of record and
                                     beneficially **

                 M. Blair Ogden      183,789 shares owned   24.2%
                                     beneficially ***

                 Richard C. Poulton  50,253 shares owned    6.6%
                                     beneficially ****

                 Thomas J. Reardon   44,366 shares owned    5.8%
                                     beneficially *****

                 All directors and   375,850.5 shares       49.6%
                 officers as a group
                 (five persons)

 * Includes 97,789 shares owned by Jenex Gold Corporation, a Washington corporation, of which Mr. Brousseau is Secretary-Treasurer, a Director and substantial shareholder. Includes 86,000 shares owned by The Flowery Gold Mines Company of Nevada, a Nevada corporation, of which Mr. Brousseau is Secretary-Treasurer, a Director and major shareholder. Mr. Brousseau may be deemed to have shared voting and investment power with respect to such shares.

 ** Includes 97,789 shares owned by Jenex Gold Corporation, a Washington corporation, of which Mr. Lamb is President, a Director and major shareholder. Includes 86,000 shares owned by The Flowery Gold Mines Company of Nevada, a Nevada corporation, of which Mr. Lamb is President, a Director and major shareholder. Mr. Lamb may be deemed to have shared voting and investment power with respect to such shares.

 *** Includes 97,789 shares owned by Jenex Gold Corporation, a Washington corporation, of which Mr. Ogden is Vice-President and a Director. Includes 86,000 shares owned by The Flowery Gold Mines Company of Nevada, a Nevada corporation, of which Mr. Ogden is Vice-President, a Director and substantial shareholder. Mr. Ogden may be deemed to have shared voting and investment power with respect to such shares.

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

 ITEM 13.  Certain Relationships and Related Transactions

    None

 PART IV

 ITEM 14. Exhibits, Financial Statements, Schedules and Reports on
 Form 8-K

    (a)  Financial Statements:                             Page

    Balance Sheets as of December 31, 2004                 2-3
      and December 31, 2003.

    Statements of Operations for the Years Ended
      December 31, 2004, December 31, 2003, and
      December 31, 2002.                                   4-5

    Statements of Accumulated Deficit and
      Accumulated Other Comprehensive Income (Loss)
      for the Years Ended December 31, 2004,
      December 31, 2003, and December 31, 2002.            6

    Statements of Cash Flows for the years ended
      December 31, 2004, December 31, 2003, and
      December 31, 2002.                                   7-8

    (b)  Notes to Financial Statements                     9-18

    (c)  Exhibits

           None

    (d) No reports on Form 8-K were filed during the last quarter of 2004.

 SIGNATURES


        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 CALIFORNIA-ENGELS MINING COMPANY
    Registrant

 By   Norman A. Lamb
    Norman A. Lamb, President and
    Chief Executive Officer

 Date:  March 15, 2005

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 By    Norman A. Lamb
    Norman A. Lamb
    President and Director
    March 15, 2005


 By    Thomas J. Reardon
    Thomas J. Reardon
    Vice-President and Director
    March 15, 2005


 By    James E. Brousseau
    James E. Brousseau
    Secretary-Treasurer
    Chief Financial and Accounting Officer
    March 15, 2005


 By    Richard C. Poulton
    Richard C. Poulton
    Director,
    March 15, 2005


 By    M. Blair Ogden
    M. Blair Ogden
    Director
    March 15, 2005

 CALIFORNIA-ENGELS MINING COMPANY
 FORM 10-K
 FOR THE PERIOD ENDED December 31, 2004

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

 CALIFORNIA-ENGELS MINING COMPANY
 FORM 10-K
 FOR THE PERIOD ENDED December 31, 2004

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

 Date: March 15, 2005

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

 CALIFORNIA-ENGELS MINING COMPANY
 FORM 10-K
 FOR THE PERIOD ENDED December 31, 2004

 CERTIFICATIONS, Continued

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

 Date: March 15, 2005

 /s/ James E. Brousseau
 James E. Brousseau
 Secretary-Treasurer and
 Chief Financial Officer

 CALIFORNIA-ENGELS MINING COMPANY
 (A California Corporation)


 FINANCIAL STATEMENTS


 December 31, 2004

 CALIFORNIA-ENGELS MINING COMPANY
 BALANCE SHEETS
 DECEMBER 31, 2004 AND 2003
 (Unaudited)

 ASSETS
                                    2004               2003
                                    ---------          ---------
 CURRENT ASSETS
   Cash                             $   35,052         $   19,798
   Accounts receivable              $        -         $       85
   Deeds of Trust - current
    portion                         $    5,910         $    4,489
   Tax refunds                      $        -         $    2,900

   Total Current Assets             $   40,962         $   27,292

 PROPERTY AND EQUIPMENT, net        $  334,312         $  335,792

 OTHER ASSETS
    Investments available
     for sale                       $        -         $    7,870
    Investments held to
     maturity                       $      391         $      673
    Deeds of trust - net of
     current portion                $   77,510         $   89,294

         TOTAL OTHER ASSETS         $   77,901         $   97,837

         TOTAL ASSETS               $  453,175         $  460,901


 The accompanying notes are an integral part of these financial statements.

 CALIFORNIA-ENGELS MINING COMPANY
 BALANCE SHEETS
 DECEMBER 31, 2004 AND 2003
 (Unaudited)

 LIABILITIES AND STOCKHOLDERS' EQUITY
                                    2004               2003
                                    ---------          --------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
    Deferred income taxes           $    8,373         $   10,449
    Accrued expenses                $   16,361         $   19,975

        Total Liabilities           $   24,734         $   30,424

 STOCKHOLDERS' EQUITY
    Capital stock, par value $.25:
    California-Engels Mining Company,
     4,000,000 shares authorized
     757,226.04 shares issued and
     outstanding in 2004 and
     758,690.94 shares issued and
     outstanding in 2003            $  189,307         $  189,673
    Accumulated other comprehensive
     income (loss)                  $        -         $      432
    Reduction surplus               $2,800,091         $2,799,725
    Accumulated deficit             (2,560,957)        (2,559,353)
        Total Stockholders' Equity  $  428,441         $  430,477
    Total Liabilities and
     Stockholders' Equity           $  453,175         $  460,901


 The accompanying notes are an integral part of these financial statements.

 CALIFORNIA-ENGELS MINING COMPANY
 STATEMENTS OF INCOME
 FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
 (Unaudited)

                              2004         2003         2002
                              -----        -----        -----
 REVENUE
   Timber and rock revenue    $        -   $    2,500    $   2,678
   Dividend income                   222          361        3,295
   Interest income                 8,409       11,232       12,641
   Professional services          15,900       17,400       18,000
     Total Revenue                24,531       31,493       36,614

 OPERATING AND GENERAL EXPENSES
    Depreciation                   1,480        2,407        4,012
    Insurance                      1,701        1,586        1,874
    Miscellaneous                    283          443        1,478
    Office and storage rents         510        6,510        6,510
    Office expenses                  386        3,333        3,611
    Payroll expense                9,372        9,297       10,418
    Penalties                         23            -            -
    Professional fees              2,080        2,025        1,985
    Repairs and maintenance        2,764        3,814        1,327
    Taxes and licenses             4,220        5,993        5,425
    Travel and per diem              228          820          790
    Vehicle expense                1,882        2,052          962
      Total Operating and
       General Expenses        $  24,929   $   38,280    $  38,392
      Income (loss) from
       operations              $  (398)    $  (6,787)    $ (1,778)

 The accompanying notes are an integral part of these financial statements.

 CALIFORNIA-ENGELS MINING COMPANY
 STATEMENTS OF INCOME
 FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
 (Unaudited)

                              2004         2003          2002
                              -----        -----         -----

 OTHER INCOME/(EXPENSE)
    Timber expense             $ (4,350)   $  (10,528)   $  (9,250)
    Gain on sale of assets     $  4,295             -       10,517
    Interest                   $ (1,503)   $   (4,258)   $  (9,624)

    Total Other Income
     and (Expense)             $ (1,558)   $  (14,786)   $  (8,357)

    Income (Loss) Before Taxes $ (1,956)   $  (21,573)   $ (10,135)

 Provision for income taxes    $    352    $    3,580    $   2,467

    Net Loss                   $ (1,604)   $  (17,993)   $  (7,448)

 Earnings Per Share            $ (0.002)   $   (0.024)   $  (0.010)


 The accompanying notes are an integral part of these financial statements.

 CALIFORNIA-ENGELS MINING COMPANY
 STATEMENTS OF ACCUMULATED DEFICIT AND ACCUMULATED OTHER
 COMPREHENSIVE INCOME (LOSS)
 FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
 (Unaudited)

                             2004         2003          2002
                             -----        -----         -----

 ACCUMULATED DEFICIT,
    Beginning of year        $(2,559,353) $(2,541,360)  $(2,533,872)

 Net Income                  $    (1,604) $   (17,993)  $    (7,488)

 ACCUMULATED DEFICIT,
    End of year              $(2,560,957) $(2,559,353)  $(2,541,360)

 ACCUMULATED OTHER COMPREHENSIVE
    INCOME (LOSS),
    Beginning of year        $       432  $         -   $     1,754

 Other Comprehensive Income
    (Loss)                   $     (432)  $        432  $   (1,754)

 ACCUMULATED OTHER COMPREHENSIVE
    INCOME (LOSS),
    End of year              $         -  $       432   $         -


 The accompanying notes are an integral part of these financial statements.

 CALIFORNIA-ENGELS MINING COMPANY
 STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
 (Unaudited)

                               2004         2003        2002
                               ------       ------      -----
 CASH FLOWS FROM OPERATING
 ACTIVITIES
    Net Income                 $ (1,604)    $(17,993)   $ (7,448)
    Adjustments to reconcile net income
    to net cash provided (used) by
    operating activities:
      Depreciation and depletion   1,480       2,407       4,012
    Amortization of GNMA discount    (33)        (91)       (150)
    Gain on sale of assets        (4,295)          -     (10,517)
    Change in operating assets
     and liabilities
       Accounts receivable            85         (16)        (69)
       Tax refunds                (2,900)     (2,051)        638
       Accrued expenses           (3,614)     (6,673)     (6,615)
       Deferred income taxes      (2,000)     (1,741)     (5,158)
         Net Cash Provided
          (Used) by
          Operating Activities $  (7,081)   $(26,158)   $(25,347)

 CASH FLOWS FROM INVESTING ACTIVITIES
    Payments received on
     notes receivable          $  10,363    $ 32,411    $  29,769
     Purchases of securities
     and investments                   -     (7,362)            -
     Proceeds from sale
     of securities                11,657          -        71,315
     Return of principal GNMA        315        698           746
      Net Cash Provided (Used)
       by Investing Activities  $ 22,335    $  25,747    $101,830

 The accompanying notes are an integral part of these financial statements.

 CALIFORNIA-ENGELS MINING COMPANY
 STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
 (Unaudited)

                                  2004          2003       2002
                                  ------        ------     ------
 CASH FLOWS FROM
  FINANCING ACTIVITIES
    Purchase and retirement
     of treasury shares           $      -      $   (239)  $  (300)
    Principal payments on debt           -       (58,800)  (47,749)

      Net Cash Provided (Used) by
       Financing Activities       $      -      $(59,039)  $(48,049)

 Net Increase (Decrease) in
  Cash and Cash Equivalents       $ 15,254      $(58,450)  $28,434

 CASH AND CASH EQUIVALENTS,
 Beginning of Year                $ 19,798      $ 79,248   $ 50,814
 CASH AND CASH EQUIVALENTS,
 End of Year                      $ 35,052      $ 19,798   $79,248

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the year for
     Income taxes                 $    800      $    214   $ 1,873
     Interest                     $  1,503      $  4,258   $ 9,624

 SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING ACTIVITIES
      Unrealized holding
      gains (losses)
      arising during period       $  3,219      $    432   $ 1,446

 The accompanying notes are an integral part of these financial statements.

 CALIFORNIA-ENGELS MINING COMPANY
 NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2004

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

 CALIFORNIA-ENGELS MINING COMPANY
 NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2004

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

 NOTE 2 - PROPERTY AND EQUIPMENT

   Property and equipment consisted  of the following at December 31:

                                       2004            2003
                                       ------          ------

 Furniture and equipment               $   24,613      $  24,613
 Land                                     239,702        239,702
 Less:  Accumulated depreciation          (21,970)       (20,490)

                                       $  242,345      $ 243,825

 Timber management development         $  164,078      $ 164,078
 Less:  Accumulated depletion             (72,111)       (72,111)

                                       $   91,967      $  91,967

 Total Property and Equipment          $  334,312      $ 335,199

 NOTE 3 - MINING CLAIMS AND FEE LAND OWNED

    At December 31, 2004, the Company was the owner of 36 patented lode mining claims totaling 736 acres comprising the Engels and Superior Mines and 245.28 acres of patented land at Engelmine, Lights Creek Mining District, Plumas County, California.

    At December 31, 2004, the Company was the owner of five patented lode mining claims totaling 100 acres on Ward Creek in the Genesee Mining District, Plumas County, California.

 CALIFORNIA-ENGELS MINING COMPANY
 NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2004

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

 NOTE 5 - DEEDS OF TRUST

    Trust deed notes receivable at December 31,
                      2004                                2003
                      ---------------------------------   ------
                      Due within   Due after
                       one year     one year   Total      Total
                      ----------   ----------  --------   -------
 Jack P. McLaughlin, Jr.
  10% Note secured by
  Plumas County,
  California
  Real Property       $  1,260     $ 43,703     $ 44,963  $ 46,105

 David J. Estrella
  8% Note secured by
  Plumas County,
  California
  real property       $  4,650     $ 33,807     $ 38,457  $ 47,678
                      --------     --------     --------  ---------
 Total                $  5,910     $ 77,510     $ 83,420  $ 93,783

 CALIFORNIA-ENGELS MINING COMPANY
 NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2004

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

    The investment securities portfolio was comprised of items classified as available-for-sale and held-to-maturity at December 31, 2004 and items classified as held-to-maturity at December 31, 2003.

    The following reflect the estimated fair values of investment securities and amortized cost held at December 31, 2004, 2003, and 2002. Fair values are based on management's estimate.

                           2004
                           -------------------------------------
                                   Gross      Gross      Estimated
                                   Unrealized Unrealized Fair
                           Cost    Gain       Loss       Value
                          ------   ---------- ---------- --------
 Equity Securities
  available-for-sale      $      - $      -   $     -    $      -

 Mortgage-backed securities
  held to maturity        $    391 $      -   $     -    $    391
                          -------- --------   ---------  --------
 Totals                   $    391 $      -   $     -    $    391

 CALIFORNIA-ENGELS MINING COMPANY
 NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2004

 NOTE 6 - INVESTMENT SECURITIES, continued

                          2003
                          ---------------------------------------
                                   Gross      Gross      Estimated
                                   Unrealized Unrealized Fair
                          Cost     Gain       Loss       Value
                          ------   ---------- ---------- --------
 Equity Securities
  available-for-sale      $ 7,362  $    508   $     -    $  7,870

 Mortgage-backed securities
  held to maturity        $    673 $      -   $     -    $    673
                          -------- ---------  --------   --------
 Totals                   $  8,035 $    508   $     -    $  8,453

                          2002
                          ----------------------------------------
                                   Gross      Gross      Estimated
                                   Unrealized Unrealized Fair
                          Cost     Gain       Loss       Value
                          ------   ---------- ---------- --------
 Equity Securities
  available-for-sale      $     -  $      -   $     -    $      -

 Mortgage-backed securities
  held to maturity        $  1,281 $      -   $     -    $  1,281
                          -------- ---------  --------   ---------
 Totals                   $  1,281 $      -              $  1,281

   Proceeds from the sale of equity securities were $11,657 and $71,315 in 2004 and 2002, respectively. No equity securities were sold in 2003.

 NOTE 7 - CAPITAL STOCK

   The Company retired odd lots totaling 1,464.9 shares of capital stock in 2004 and 225 shares in 2003.

 CALIFORNIA-ENGELS MINING COMPANY
 NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2004

 NOTE 8 - CONTINGENT LIABILITIES

   The Company is not a defendant in any legal proceeding nor is there any litigation in progress, pending or threatened against the Company.

 NOTE 9 - COMPREHENSIVE INCOME

   The components of comprehensive income, net of tax, are as follows for the years ended December 31:

                                   2004        2003       2002
                                   ------      ------     ------
 Net Income                        $  (1,604)  $(20,233)  $ (7,448)

 Other Comprehensive Income,
   net of tax:
 Unrealized gains on securities
   Unrealized holding gains
   arising during period           $   3,219   $     432   $ 7,185
   Less:  reclassification
   adjustment for (gains)
   losses included in net income   $  (3,651)  $       -   $(8,939)
    Total Other Comprehensive
       Income (Loss)               $    (432)  $     432   $ (1,754)

 Comprehensive Income              $  (2,036)  $ (17,561)  $ (9,242)

   The following shows the tax effect of each component of comprehensive income as of December 31:

 Calculation of Holding Gains (losses)

                                   2004        2003       2002
                                   ------      ------     ------

 Holding gains recognized
  in other comprehensive income    $  3,787    $   508    $  8,453

  Income Tax expense                   (568)       (76)     (1,268)

 Total unrealized gain, net of tax $  3,219    $   432    $  7,185

 CALIFORNIA-ENGELS MINING COMPANY
 NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2004

 NOTE 9, continued

 Reclassification Adjustments

                                   2004        2003       2002
                                   ------      ------     ------

 Net income:
   Realized gain on sale of
    securities                     $ (4,295)   $     -    $(10,517)
   Income tax expense                   644          -       1,578

 Net gain realized in
   net income                      $ (3,651)   $      -   $ (8,939)

      Accumulated other comprehensive income is comprised of only unrealized gains (losses) on investment securities.

 CALIFORNIA-ENGELS MINING COMPANY
 NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2004

 NOTE 10 - INCOME TAXES

 The provision for income taxes consisted of the following for the years ended December 31:

                               2004         2003          2002
                               -----        -----         -----

 Federal income tax - current  $   848      $(2,240)      $ 1,586
 State income tax - current        800          800           925
 Federal income tax - deferred  (1,258)      (1,494)       (3,245)
 State income tax - deferred      (742)        (646)       (1,913)

 Total (benefit) provision     $  (352)     $(3,580)      $(2,647)

 Deferred income taxes consisted of the following at December 31:

                               2004         2003
                               ------       ------
 Deferred tax liabilities:
   Federal
    Unrealized gain on
     securities               $     -       $    76
    Installment sale gain     $ 5,268       $     -

   State
    Installment sale gain     $ 3,105       $ 3,846

   Total deferred tax
    liabilities               $ 8,373       $ 3,992

 page 16