Form 10QSB
period 2005-09-30
CALIFORNIA ENGELS MINING CO
filed 2005-11-15
CIK 16317

SECURITIES AND EXCHANGE COMMISSION
Washington D. C.  20549

Form 10-QSB
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2005
Commission File No. 1-3871

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

OUTSTANDING AT September 30, 2005: 757,226.04 shares.

Filing Contains 6 pages.

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED September 30, 2005

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

PART II - OTHER INFORMATION

James E. Brousseau, Secretary-Treasurer and a Director since 1987, passed away on October 5, 2005 and Thomas J. Reardon, Vice-President and a Director since 1975, passed away on October 17, 2005. M. Blair Ogden, a Director since 2000, was elected Secretary-Treasurer at a meeting of the Board of Directors on October 31, 2005.

Item 6.  Exhibits and Reports on Form 8-K.

          None


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CALIFORNIA-ENGELS MINING COMPANY
Registrant



November 10, 2005                     By: /s/ Norman A. Lamb
                                     Norman A. Lamb, President
                                     and Chief Executive Officer


November 10, 2005                     By: /s/ M. Blair Ogden
                                     M. Blair Ogden, Secretary-Treasurer
                                     and Chief Financial Officer

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED September 30, 2005

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

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED September 30, 2005

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

Date: November 10, 2005

/s/ Norman A. Lamb
Norman A. Lamb,
President and
Chief Executive Officer

     I, M. Blair Ogden, certify that:

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

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED September 30, 2005

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

Date: November 10, 2005

/s/ M. Blair Ogden
M. Blair Ogden,
Secretary-Treasurer and
Chief Financial Officer

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

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED September 30, 2005

Date: November 10, 2005

/s/ Norman A. Lamb
Norman A. Lamb,
President and
Chief Executive Officer

CERTIFICATION

    I, M. Blair Ogden, Chief Financial Officer of California-Engels Mining Company certify that:

   1. This quarterly report on Form 10-QSB of California-Engels Mining Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of California-Engels Mining Company.

Date: November 10, 2005

/s/ M. Blair Ogden
M. Blair Ogden,
Secretary-Treasurer and
Chief Financial Officer