Form 10KSB
period 2005-12-31
CALIFORNIA ENGELS MINING CO
filed 2006-03-27
CIK 16317

SECURITIES AND EXCHANGE COMMISSION

	Washington, D. C. 20549

	Form 10-K



	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

	For the Fiscal Year Ended December 31, 2005
	Commission File No. 1-3871


	CALIFORNIA-ENGELS MINING COMPANY

Incorporated in the							IRS Employer I.D.
State of California							No. 94-0357560


	117 Crescent Street
	P. O. Box 778
	Greenville, California 95947-0778
	Telephone Number (530) 284-6191

	SECURITIES REGISTERED PURSUANT TO
	SECTION 12 (b) OF THE ACT

Title of Each Class						    	Number of Shares
									Outstanding
Capital Stock, par
value, $ .25 per share							757,226.04


Indicate by check mark whether the registrant (1) has filed all reports Required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

	Yes   X      No


As of March 24, 2006, 757,226.04 capital shares were outstanding, and the aggregate market value of the common shares of California-Engels Mining Company held by nonaffiliates was approximately $490,753.


	Documents Incorporated by Reference

	NONE



	Filing Contains 26 Pages

	PART 1

ITEM 1.  Business

	Registrant was incorporated under the laws of the State of California on July 12, 1922, under the name of California Copper Corporation, as a holding company for the shares of its operating company, Engels Copper Mining Company which was incorporated under the laws of the State of California on June 19, 1901. Engels Copper Mining Company was merged into California Copper
Corporation on March 3, 1936, and the name of the merged company was changed to California-Engels Mining Company. Exploration and development commenced at the Engels Mine, Lights Creek Mining District, Plumas County, California, upon organization of Engels Copper Mining Company; but it was not until 1914 that milling facilities were available and actual production of copper started.
From 1914 until operations were suspended due to the low price of copper in July, 1930, approximately 4,700,000 tons of ore were mined from the Engels and Superior mines and milled producing 160,170,000 pounds of copper and substantial values in gold and silver. Out of profits of this operation, the Registrant retired a bond issue of $500,000 and paid out more than $1,285,000 in dividends. During the 1930's the mining and milling plant, Engelmine townsite and the Indian Valley Railroad subsidiary were dismantled and sold.

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

         During the 1960's and 1970's Placer Dome U.S. Inc. conducted an exploration and development program on Registrant's Superior Mine, Sulphide Ridge property and Engels Mine. They identified two large porphyry-type copper bearing zones in the Superior Mine and on Sulphide Ridge. The Engels Mine was also estimated to contain copper mineralization amenable to bulk mining methods. Other exploration targets remain to be tested including an intensely sheared area in the quartz monzonite southeast of the Superior Mine and north of Superior Ridge, the Quigley Prospect, the area between the Superior and Engels mines in the quartz monzonite near its contact with the coarse grained granite, along the main fault zone and the metavolcanic, quartz diorite, gabbro contact northeast of the Engels Mine and an indicated quartz monzonite intrusive beneath the Engels Mine where a deep ore system could be found. These deposits and prospects were not deemed economically attractive for many years. However in response to a projected global shortage of copper and higher prices, interest has renewed in the geologically unique Lights Creek Mining District.

	The Non-Industrial Timber Management Plan on Registrant's mining properties was approved by the California Department of Forestry and became effective July 2, 1999. The permitting process for this project began in August, 1994 with the start of the archaeological survey and the February, 1995 agreement with Shasta Land Management Consultants to prepare the Plan.


	The Non-Industrial Timber Management Plan is an assessment of the timber inventory, conditions and potential of the entire property broken down into units with similar growing conditions within each unit. Its intent is to demonstrate a long-term commitment to appropriately manage the resource. It functions as a coordinated collection of individual Timber Harvest Plans and its advantage is that, once approved, the paperwork necessary to initiate individual timber harvests is minimal. Under the Plan Registrant is restricted in management options to those silvicultural systems that produce uneven-aged stands of timber. Uneven-aged management means the management of a specific forest with the goal of establishing a well-stocked stand of various age classes of trees scattered over the forest. It will permit the periodic harvest of all size classes as individual or small groups to realize yield.
Over the long term, forest growth and yield will be balanced. The Registrant will also have the advantage of being able to time harvests for favorable market conditions. It will take a number of years to fully implement the Plan.

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

	Registrant filed a Notice of Timber Operations pursuant to its Non Industrial Timber Management Plan on September 7th and December 15, 2000, for mechanical thinning and chipping/biomass projects on its Engels and Smith parcels. A Timber Harvest Plan was filed for its Henry parcel on November 27, 2000. Thinning began on December 11, 2000, by Pew Forest Products, Crescent Mills, California using two Timbco feller buncher machines, a stroke delimber, shovel loader, chipper, logging trucks and other equipment. The thinning and timber harvest completed on July 13, 2001, produced 1,432,000 board feet of small logs generating sufficient funds to pay for the projects. The purpose of the thinning harvest was to reduce fire danger, improve the timber stand, provide wildlife protection, remove hazard timber and improve aesthetics.

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

ITEM 2.  Properties

	(a) Registrant is the fee owner of 36 patented lode mining claims totaling 736 acres, plus 239.24 acres of other patented lands at Engelmine, Lights Creek Mining District, Plumas County, California. During the year Registrant sold 6.04 acres of land for $80,000 carrying back a Deed of Trust. None of the claims or patented lands are subject to any encumbrance.

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

	The following table shows the high and low bid prices of Registrant's Capital Shares in the Over-the-Counter Market for the past two years:


	High Bid
	Low Bid
	2005 Market Price
        $ 4.00
        $ .75
	2004 Market Price
        $ 7.50
        $ 1.05

	(b)	Approximate number of holders of capital stock.
      The approximate number of holders of record of Registrant's Capital Stock as of March 24, 2006 is 711.

	(c)	Registrant has not paid a dividend on its Capital Stock because it has had an accumulated deficit since the merger in 1936. The Board of Directors of the Registrant is endeavoring to earn income from the sale of timber, sale of land, sale of sand and rock and its bookkeeping business so funds are available for the maintenance of its mining properties and the implementation of its timber management plan. It is not the intention of the Registrant to pay dividends in the foreseeable future.

ITEM 6.  Selected Financial Data
	 Year Ended December 31
Selected Financial Data
  2005
  2004
  2003
  2002
  2001
 Operating Revenues
 27,914
 24,531
 31,493
 36,614
 635,903
 Net Income (Loss)
 53,774
 (1,604)
 (17,993)
 (7,488)
 760
 Income (loss) from continuing
 operations per capital share
 0.071
 (0.002)
 (.024)
 (.010)
  .001
 Total Assets
505,099
 453,175
 460,901
 545,840
 615,213
 Working Capital
 47,751
 35,052
 19,798
 79,248
 50,814
 Shareholder's  Equity
 482,215
 428,441
 430,477
 448,277
 457,819

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

	Changes
	2005
	2004
	2003
	2002
  2001
 Working
 Capital ($)
 47,751
 35,052
 19,798
 79,248
50,814
 Total
 Assets
 505,099
 453,175
 460,901
 545,840
 615,213
 Shareholder's
 Equity
 482,215
 428,441
 430,477
 448,277
 457,819

	The objective of the Board of Directors of the Registrant is to earn income from the sale of timber, sale of land, sale of sand and rock, and its bookkeeping business so funds are available for the maintenance of its mining properties and the implementation of its Non-Industrial Timber Management Plan.

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

	PART III

ITEM 10.  Directors and Executive Officers of the Registrant

	(a)  Identification of directors.

 Director's Name
 and Age
 Positions and Offices
 Year First Elected
 Principal
 Occupation
Norman A. Lamb (69)
President & Director
1978
Mining Executive
Greenville, CA
Thomas J. Reardon (84)
Vice President &
Director   1975
Retired
Daly City, CA
James E. Brousseau (74)

Secretary-Treasurer &
Director  1987
Mining Executive
Vallejo, CA
Richard C. Poulton (62)
Director  1993
Consultant
San Mateo, CA
M. Blair Ogden (72)
Secretary-Treasurer & Director 2000
Retired Attorney at Law
San Rafael, CA

There are no arrangements or understandings between any of the foregoing persons and any other person or persons pursuant to which any of the foregoing persons were named as directors.

	(b)	Identification of executive officers.

Name of Officer
 	Age
Office Held
Norman A. Lamb
	69
President
M. Blair Ogden
	72
Secretary-Treasurer

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

		(2) Thomas J. Reardon, Vice-President and a Director since 1975 passed away on October 17, 2005.

		(3) James E. Brousseau, Secretary-Treasurer and a Director since 1987 passed away on October 5, 2005.

		(4)  Richard C. Poulton is a Consultant.  He was elected a Director of the Registrant on March 27, 1993.

		(5) M. Blair Ogden is a retired attorney and an officer and director of several public mineral companies. He was elected a Director of the Registrant on May 21, 2000 and Secretary-Treasurer on October 31, 2005.

	(f)	Involvement in certain legal proceedings.

	There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

	(g)	Compliance with Section 16(a) of the Exchange Act

	Registrant is not aware of any person who at any time during the year 2005 was a director, officer or beneficial owner of more than 10 percent of Registrant's capital stock who failed to file on a timely basis reports required by Section 16(a) during 2004 or prior years.

	(h)	As of year ended December 31, 2005, the Registrant did not have an audit committee. Its financial statements are unaudited therefore it has neither an audit committee nor an audit committee financial expert.

	(i)	As of year ended December 31, 2005, the Registrant has not
adopted a written code of ethics. Registrant has been in existence 104 years and is guided by tradition, its Articles of Incorporation and By-Laws. In addition its officers and directors are, or represent, substantial shareholders. Another document is not needed.

ITEM 11.  Executive Compensation

	(a)  Cash Compensation.
Name of Individual or Number in Group
Capacities in Which Served
Cash Compensation
Norman A. Lamb
President
$ 0.00
Officers and Directors
as a group - Five persons including those named above.


$ 0.00

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

	The following table shows, as of March 24, 2006, the number of shares of Capital Stock held by every person owning of record or known by the Registrant as owning beneficially more than five percent of the outstanding stock:


Title of Class
Name and Address
of Beneficial Owner
Amount and Nature  of Beneficial      Ownership
Percent of Class
Capital Stock
 Par Value
 $0.25 per share

Norman A. Lamb
P. O. Box 778
Greenville, CA
95947
280,231.5 shares
owned of record and beneficially *
     37%

M. Blair Ogden
1228 Idylberry Road
San Rafael, CA  94903
183,789 shares
owned
beneficially **
     24.2%


Poulton Trust
551 West 30th Ave.
San Mateo, CA 94403
50,253 shares owned of record
      6.6%

Reardon Family Trust
162 East Market St
Daly City, CA  94014
44,366 shares owned of record
     5.8%



*	Includes 97,789 shares owned by Jenex Gold Corporation, a Washington corporation, of which Mr. Lamb is President, a Director and major shareholder. Includes 86,000 shares owned by The Flowery Gold Mines Company of Nevada, a Nevada corporation, of which Mr. Lamb is President, a Director and major shareholder.

**	Includes 97,789 shares owned by Jenex Gold Corporation, a Washington corporation, of which Mr. Ogden is Secretary-Treasurer and a Director. Includes 86,000 shares owned by The Flowery Gold Mines Company of Nevada, a Nevada corporation, of which Mr. Ogden is Secretary-Treasurer, a Director and substantial shareholder.

	(b)	Security ownership of management.

	The following table shows as of March 24, 2006, all shares of Capital Stock beneficially owned by all directors and all directors and officers of Registrant as a group:


Title of Class
Name of     Beneficial Owner
Amount and Nature of Beneficial Ownership
Percent  of
Class
Capital Stock
 Par Value
 $0.25 per share
Norman A. Lamb
280,231.5 shares owned of record and beneficially *
  37%

M. Blair Ogden
183,789 shares owned beneficially **
  24.2%

Richard C. Poulton
50,253 shares owned
beneficially ***
  6.6%

All directors and officers as a group (five persons)
330,484.5 shares
  43.6%



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

** Includes 97,789 shares owned by Jenex Gold Corporation, a Washington corporation, of which Mr. Ogden is Secretary-Treasurer and a Director. Includes 86,000 shares owned by The Flowery Gold Mines Company of Nevada, a Nevada corporation, of which Mr. Ogden is Secretary-Treasurer, a Director and substantial shareholder. Mr. Ogden may be deemed to have shared voting and investment power with respect to such shares.

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

ITEM 13.  Certain Relationships and Related Transactions

		None

	PART IV


ITEM 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K


	(a)	Financial Statements:						Page

		Balance Sheets as of December 31, 2005				F 1
		and December 31, 2004


		Statements of Operations for the Years Ended
		December 31, 2005, December 31, 2004, and
		December 31, 2003						F 2


		Statements of Accumulated Deficit and
		Accumulated Other Comprehensive Income (Loss)
		for the Years Ended December 31, 2005,
		December 31, 2004, and December 31, 2003				F 3


		Statements of Cash Flows for the years ended
		December 31, 2005, December 31, 2004, and
		December 31, 2003						F 4-5


	(b)	Notes to Financial Statements 					F 6-13

	(c)	Exhibits

		None.

	(d)	No reports on Form 8-K were filed during the last
 		quarter of 2005.

SIGNATURES

	Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						CALIFORNIA-ENGELS MINING COMPANY
								Registrant



						By  /s/ Norman A. Lamb
							Norman A. Lamb, President and
							Chief Executive Officer

Date:  March 24, 2006

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



							By  /s/ Norman A. Lamb
								Norman A. Lamb
								President and Director
								March 24, 2006



							By  /s/ M. Blair Ogden
								M. Blair Ogden
								Secretary-Treasurer
                                                Director
								Chief Financial and
 								Accounting Officer
								March 24, 2006



							By  /s/ Richard C. Poulton
								Richard C. Poulton
								Director
								March 24, 2006



CALIFORNIA-ENGELS MINING COMPANY
FORM 10-K
FOR THE PERIOD ENDED December 31, 2005

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal controls over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us particularly during the period in which this report is being prepared;

   (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

   (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's board of directors (or persons performing the equivalent functions):

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

/s/ Norman A. Lamb	Date: March 24, 2006
Norman A. Lamb,
President and
Chief Executive Officer

CALIFORNIA-ENGELS MINING COMPANY FORM 10-K
FOR THE PERIOD ENDED December 31, 2005

CERTIFICATION

I, M. Blair Ogden, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal controls over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us particularly during the period in which this report is being prepared;

   (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

   (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's board of directors (or persons performing the equivalent functions):

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

/s/ M. Blair Ogden 	Date: March 24, 2006
 M. Blair Ogden,
 Secretary-Treasurer and Chief Financial Officer

CALIFORNIA-ENGELS MINING COMPANY
BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(Unaudited)
((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((
ASSETS						  2005 		  2004
 CURRENT ASSETS
  Cash						$  47,751		$  35,052
  Accounts receivable					 -			-
  Deeds of Trust - current portion 		  8,964	 	   5,910
  Tax refunds  							             -			             -
	TOTAL CURRENT ASSETS				    56,715			    40,962

PROPERTY AND EQUIPMENT, net				   329,471			   334,312

 OTHER ASSETS
   Investments available for sale					         -			 -
   Investments held to maturity					        74 			      391
   Deeds of trust - net of current portion				   118,839			    77,510
	TOTAL OTHER ASSETS					   118,913			    77,901
	TOTAL ASSETS			            		$  505,099	             	$  453,175

LIABILITIES AND STOCKHOLDER'S EQUITY
 CURRENT LIABILITIES
   Deferred income taxes						$  18,437			$   8,373
   Accrued expenses 						    4,447			    16,361
   	TOTAL LIABILITIES					    22,884			    24,734

 STOCKHOLDERS' EQUITY
   Capital stock, par value $.25:
   California-Engels Mining Company,
    4,000,000 shares authorized; 757,226.04 shares
    issued and outstanding in 2005 and 2004      $   189,307      $  189,307
   Accumulated other comprehensive income (loss)			            -			        -
   Reduction surplus					            2,800,091	               		2,800,091
   Accumulated deficit				           	(2,507,183)	            	(2,560,957)
	TOTAL STOCKHOLDERS' EQUITY	    	482,215                428,441
	TOTAL LIABILITIES AND
	   STOCKHOLDERS' EQUITY   	     	$   505,099	       	$   453,175



	The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Unaudited)
((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((
							2005 		2004 		2003
REVENUE
  Timber and rock revenue 				$      480		$           -		$   2,500
  Dividend income					  696		   222		 361
  Interest income					 	8,592		8,409		11,232
  Professional services					    18,146		    15,900		   17,400
    Total Revenue						    27,914		    24,531		    31,493
OPERATING AND GENERAL EXPENSES
   Depreciation 						1,696		1,480		 2,407
   Insurance 						1,726		1,701		 1,586
   Miscellaneous 						  355		  283		443
   Office and storage rents					   86		 510		 6,510
   Office expenses 					  1,219		386		3,333
   Payroll expense 					 7,265		  9,372		 9,297
   Penalties						-		23		-
   Professional fees 					3,792		2,080		 2,025
   Repairs and maintenance					1,690		 2,764		 3,814
   Taxes and licenses 					 5,416		 4,220		 5,993
   Travel and per diem 					675		228		820
   Vehicle expense 					       917		      1,882		     2,052
     Total Operating and
      General Expenses					   24,837		    24,929		    38,280
     Income (Loss) from
      Operations						     3,077		      (398)		    (6,787)
OTHER INCOME AND (EXPENSE)
   Timber expense						 (6,569)		    (4,350)		  (10,528)
   Gain on sale of assets					73,610	      	4,295		-
   Interest						     (409)		    (1,503)		    (4,258)
   Total Other Income
    and (Expense)						   66,632		    (1,558)		   (14,786)
   Income (Loss) Before Taxes 				   69,709		    (1,956)		   (21,573)
Provision for income taxes					  (15,935)		      3,580 		       3,580
   Net Loss						$  53,774		$ (17,993)		 $ (17,993)
Earnings Per Share 					$    0.071		$   (0.024)		$   (0.024)


	The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Unaudited)
((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((

							   2005 		      2004  		         2003

ACCUMULATED DEFICIT,
   Beginning of year 					$(2,560,957)		$(2,559,353)		$(2,541,360)

Net Income						        53,774		         (1,604)		       (17,993)

ACCUMULATED DEFICIT,
   End of year 						$(2,507,183)		$(2,560,957)		$(2,559,353)

ACCUMULATED OTHER COMPREHENSIVE
   INCOME (LOSS),
   Beginning of year      $     - 		 $       432	 $            -

Other Comprehensive Income (Loss)	          -         (432)            432

ACCUMULATED OTHER COMPREHENSIVE
   INCOME (LOSS),
   End of year		$       - 		 $       - 		 $     432

















	The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Unaudited)
((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((

								   2005   		    2004  		    2003
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net Income (Loss)		$ 53,774		 $  (1,604)		 $ (17,993)
   Adjustments to reconcile net income
   (loss) to net cash provided (used) by
   operating activities:
     Depreciation and depletion	 1,696		  1,480		 2,407
     Amortization of GNMA discount	  (7)		 (33)		 (91)
     Gain on sale of assets			(73,610)		 (4,295)		 -
     Change in operating assets and liabilities
      Accounts receivable		  -		85		(16)
      Tax refunds   			 -		 2,900		   (2,051)
      Accrued expenses		 (11,914)		 (3,614)		 (6,673)
      Deferred income taxes	   10,064		   (2,000)		   (1,741

        Net Cash Provided
         (Used) by
         Operating Activities	 (19,997)		   (7,081)		 (26,158)

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments received on
    notes receivable 		   10,617		    10,363		   32,411
  Issuance of notes receivable	(55,000)  		-		-
   Purchases of securities
    and investments		             -		   -		   (7,362)
   Proceeds from sale
    of securities				  -		    11,657		 -
  Proceeds from sale of land		79,452         -            -
   Capital expenditures			(2,697)		-		-
   Return of principal GNMA	       324		       315		       698


        Net Cash Provided (Used)
         by Investing Activities	   32,696		   22,335	 	  25,747

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Unaudited)
((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((
								   2005   		    2004   		   2003
CASH FLOWS FROM
 FINANCING ACTIVITIES
   Purchase and retirement
    of treasury shares			     -   		  -		        (239)
   Principal payments on debt	           -	       -		   (58,800)

     Net Cash Provided (Used) by
      Financing Activities	         -		          -		   (59,039)

Net Increase (Decrease) in
 Cash and Cash Equivalents	     12,699		    15,254		   (58,450)

CASH AND CASH EQUIVALENTS,
Beginning of Year		    35,052		   19,798		    79,248

CASH AND CASH EQUIVALENTS,
End of Year			 $  47,751		 $  35,052		 $  19,798


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the year:
    Income taxes		 $      800	    $    800	 $      214

    Interest 		$    409	 $    1,503		 $    4,258


SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING ACTIVITIES

  Unrealized holding
   gains (losses)
   arising during period     $    - 	 $     3,219	 $     432





	The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((

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

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
(((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

								2005 		2004


  Furniture and equipment	         	   $  27,309     		$ 24,613
  Land							 233,861		 239,702
  Less:  Accumulated depreciation			 (23,666)	 	(21,970)

							  237,504 		 242,345

  Timber management development	 	164,078		164,078
  Less:  Accumulated depletion		  (72,111)		  (72,111)

							    91,967		   91,967

  Total Property and Equipment		$ 329,471	           $ 334,312


NOTE 3 - MINING CLAIMS AND FEE LAND OWNED

   At December 31, 2005, the Company was the owner of 36 patented lode mining claims totaling 736 acres comprising the Engels and Superior Mines and 245.28 acres of patented land at Engelmine, Lights Creek Mining District, Plumas County, California.

   At December 31, 2005, the Company was the owner of five patented lode mining claims totaling 100 acres on Ward Creek in the Genesee Mining District, Plumas County, California.


CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((

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

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((

NOTE 5 - DEEDS OF TRUST

   Trust deed notes receivable consisted of the following at December 31:

			             2005              2004   		  2003

			Due within		Due after
			one year  		 one year  		  Total 		  Total  		  Total

Patricia M. Qualls
  7% Note secured by
  Plumas County, California
  real property			$  2,.188			 $ 52,288		 $ 54,476		 $       -			$      -

Jack P. McLaughlin, Jr.
 10% Note secured by
 Plumas County, California
 real property 			     1,392			42,311		 43,703		 44,963		46,105

David J. Estrella
 8% Note secured by
 Plumas County, California
 real property			     5,384		 	  24,240		  29,624		   38,457		   47,678

				$    8,964		$118,839		 $127,803		 $ 83,420		$ 93,783



CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((

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

   The investment securities portfolio was comprised of items classified as held-to-maturity at December 31, 2005 and 2004.

   The following reflect the estimated fair values of investment securities and amortized cost held at December 31, 2004, 2003, and 2002. Fair values are based on management's estimate.

                        2005

							Gross  		 Gross  		 Estimated
							Unrealized		Unrealized		 Fair
				      Cost    		    Gain   		     Loss   		    Value
Equity Securities
 Available-for-sale 			$       -		$        -		$       -		$       -

Mortgage-backed securities
 held to maturity				      74 		         -		         -		       74

					$     74		 $        -		 $       -		 $     74

			                   2004

						  Gross		   Gross 		Estimated
						Unrealized	 Unrealized 	  Fair
				Cost    	 	  Gain    	 	   Loss    	  Value
Equity Securities
 Available-for-sale			$        -		$       -		$       -		$       -

Mortgage-backed securities
 held to maturity				      391		        -		       -		     391


					 $     391		 $       -		 $      -		 $    391

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((

				        2003

						  Gross 	  	Gross 		Estimated
						Unrealized	Unrealized	  Fair
				Cost     		  Gain      	   Loss       	  Value

Equity Securities
 Available-for-sale			$  7,870		$       -		$      -		$ 7,870

Mortgage-backed securities
 held to maturity				      165		    508		        -		    673

					$   8,035		 $  508		 $      -		$  8,543


Proceeds from the sale of equity securities were $11,657 in 2004. No equity securities were sold in 2005 or 2003.

NOTE 7 - CAPITAL STOCK

  The Company retired no odd lot shares in 2005 but retired odd lots totaling 1,464.90 shares of capital stock in 2004.

NOTE 8- CONTINGENT LIABILITIES

  The Company is not a defendant in any legal proceeding nor is there any litigation in progress, pending or threatened against the Company.

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((

NOTE 9 - COMPREHENSIVE INCOME
  The components of comprehensive income, net of tax, are as follows for the years ended December 31:
							2005  		 2004  		2003

Net Income (Loss)					 $ 53,774		 $ (1,604)		 $(17,993)
Other Comprehensive Income, (Loss) net of tax:
Unrealized gains on securities:
  Unrealized holding gains (losses)
  arising during period					    -		      3,219		    432
  Less:  reclassification
  adjustment for (gains)
  losses included in net income				         -		    (3,651)		         -
    Total Other Comprehensive
      Income (Loss)					         -		      (432)		     432

Comprehensive Income (Loss)				$ 53,774		 $ (2,036)		 $ (17,561)

The following shows the tax effect of each component of comprehensive income as of December 31:
Calculation of Holding Gains (Losses)

							2005 		 2004  		2003

Holding gains (losses) recognized
 in other comprehensive income				 $         -		 $  3,787		$     508

Income tax expense					          -		      (568)		        (76)

Total unrealized gain (loss), net of tax			 $         -		 $   3,219		 $     432

Reclassification Adjustments
							2005  		 2004  		 2003

 Realized gain on sale of securities				$         -		 $ (4,295)		$         -
 Income tax expense					          -		      644		          -

Net gain realized in net income				 $         -		 $ (3,651)		 $         -


Accumulated other comprehensive income is comprised of only unrealized gains (losses) on investment securities.

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
(((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((


NOTE 10 - INCOME TAXES

The provision for income taxes consisted of the following for the years ended December 31:

                                        2005           2004            2003

  Federal income tax - current      $  3,816      $     848	        $ (2,637)
  State income tax - current	         2,055            800	             800
  Federal income tax - deferred        6,332         (1,258)          (1,097)
  State income tax - deferred          3,732           (742)            (646)

  Total (benefit) provision         $ 15,935       $   (352)         $(2,647)

Deferred income taxes consisted of the following at December 31:

							 2005 		 2004
Deferred tax liabilities:
  Federal
    Unrealized gain on securities      	$      -	 $          -
    Installment sale gain			  11,600	         5,268

  State
   Installment sale gain		         6,837		   3,105

  Total deferred tax
   liabilities				      $ 18,437		 $ 8,373