Form 10QSB
period 2006-03-31
CALIFORNIA ENGELS MINING CO
filed 2006-05-03
CIK 16317

SECURITIES AND EXCHANGE COMMISSION
Washington D. C.  20549

Form 10-QSB
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2006
Commission File No. 1-3871

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

OUTSTANDING AT March 31, 2006: 757,226.04 shares.

Filing Contains 6 pages.

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED March 31, 2006

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


CALIFORNIA-ENGELS MINING COMPANY
Registrant



May 3, 2006                          By: /s/ Norman A. Lamb
                                     Norman A. Lamb, President
                                     and Chief Executive Officer


May 3, 2006                          By: /s/ M. Blair Ogden
                                     M. Blair Ogden, Secretary-Treasurer
                                     and Chief Financial Officer

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED March 31, 2006

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

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED March 31, 2006

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

Date: May 3, 2005

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

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED March 31, 2006

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

Date: May 3, 2006
/s/ M. Blair Ogden
M. Blair Ogden,
Secretary-Treasurer and
Chief Financial Officer

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

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED March 31, 2006

Date: May 3, 2006

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

Date: May 3, 2006

/s/ M. Blair Ogden
M. Blair Ogden,
Secretary-Treasurer and
Chief Financial Officer