Form 10KSB/A
period 2005-12-31
CALIFORNIA ENGELS MINING CO
filed 2006-05-08
CIK 16317

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


Documents Incorporated by Reference

     NONE



Filing Contains 25 Pages
FORM 10-KSB/A

EXPLANATORY NOTE

California-Engels Mining Company is filing this amendment No. 1 to its annual report on Form 10-KSB, originally filed with the Securities and Exchange Commission (SEC) on March 24, 2006 for the purpose of amending and correcting the "Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003", "Statements of Accumulated Deficit and Accumulated Other Comprehensive Income (Loss) for the Years Ended December 31, 2005, 2004, and 2003", and Notes 5, 6, and 10 of the "Notes to Financial Statements, December 31, 2005" to correct certain typographical errors and certain errors to numbers contained therein.

No other amendments or changes have been made to the Registrant's annual report on Form 10-KSB for the year ended December 31, 2005. Information not affected by this Amendment No. 1 is unchanged and reflects disclosure made at the time of the original filing on Form 10-KSB. This Form 10-KSB/A should be read in conjunction with the original Form 10-KSB, and the filings made with the SEC subsequent to the filing of the original Form 10-KSB, including any amendments to such filings.


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

ITEM 6.  Selected Financial Data
  Year Ended December 31
Selected Financial Data
  2005
  2004
  2003
  2002
  2001
 Operating Revenues
 27,914
 24,531
 31,493
 36,614
 635,903
 Net Income (Loss)
 53,774
 (1,604)
 (17,993)
 (7,488)
 760
 Income (loss) from continuing
 operations per capital share
 0.071
 (0.002)
 (0.024)
 (0.010)
 0.001
 Total Assets
 505,099
 453,175
 460,901
 545,840
 615,213
 Working Capital
 47,751
 35,052
 19,798
 79,248
 50,814
 Shareholder's  Equity
 482,215
 428,441
 430,477
 448,277
 457,819

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

     (g)  Compliance with Section 16(a) of the Exchange Act

  Registrant is not aware of any person who at any time during the year 2005 was a director, officer or beneficial owner of more than 10 percent of Registrant's capital stock who failed to file on a timely basis reports required by Section 16(a) during 2005 or prior years.

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

Reardon Family Trust
162 East Market St.
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

ITEM 13.  Certain Relationships and Related Transactions

        None

      PART IV


ITEM 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K


      (a)   Financial Statements:                              Page

            Balance Sheets as of December 31, 2005
               and December 31, 2004                           F 1


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

/s/ M. Blair Ogden                                    Date: March 24, 2006
 M. Blair Ogden,
 Secretary-Treasurer and Chief Financial Officer

CALIFORNIA-ENGELS MINING COMPANY
BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(Unaudited)
(((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((
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

LIABILITIES AND STOCKHOLDERS' EQUITY
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

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Unaudited)
(((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((
                                          2005          2004          2003
REVENUE
  Timber and gravel revenue         $      480      $      -     $   2,500
  Dividend income                          696           222           361
  Interest income                        8,592         8,409        11,232
  Professional services                 18,146        15,900        17,400
    Total Revenue                       27,914        24,531        31,493
OPERATING AND GENERAL EXPENSES
   Depreciation                          1,696         1,480         2,407
   Insurance                             1,726         1,701         1,586
   Miscellaneous                           355           283           443
   Office and storage rents                 86           510         6,510
   Office expenses                       1,219           386         3,333
   Payroll expense                       7,265         9,372         9,297
   Penalties                                 -            23             -
   Professional fees                     3,792         2,080         2,025
   Repairs and maintenance               1,690         2,764         3,814
   Taxes and licenses                    5,416         4,220         5,993
   Travel and per diem                     675           228           820
   Vehicle expense                         917         1,882         2,052
     Total Operating and
      General Expenses                  24,837        24,929        38,280
     Income (Loss) from
      Operations                         3,077         (398)        (6,787)
OTHER INCOME AND (EXPENSE)
   Timber expense                       (6,569)      (4,350)       (10,528)
   Gain on sale of assets               73,610        4,295              -
   Interest                               (409)      (1,503)        (4,258)
   Total Other Income and (Expense)     66,632       (1,558)       (14,786)
   Income (Loss) Before Taxes           69,709       (1,956)       (21,573)
Benefit (provision) for income taxes   (15,935)         352          3,580
   Net Income (Loss)                 $  53,774   $   (1,604)     $ (17,993)
Income (Loss) Per Share              $   0.071   $   (0.002)     $  (0.024)


   The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Unaudited)
(((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((

                                         2005          2004           2003

ACCUMULATED DEFICIT,
   Beginning of year              $(2,560,957)   $(2,559,353)   $(2,541,360)

Net Income (Loss)                      53,774         (1,604)       (17,993)

ACCUMULATED DEFICIT,
   End of year                    $(2,507,183)   $(2,560,957)   $(2,559,353)

ACCUMULATED OTHER COMPREHENSIVE
   INCOME (LOSS),
   Beginning of year              $         -    $       432    $        -

Other Comprehensive Income (Loss)           -           (432)           432

ACCUMULATED OTHER COMPREHENSIVE
   INCOME (LOSS),
   End of year                   $          -    $         -    $       432







   The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Unaudited)
(((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((

                                             2005        2004        2003
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net Income (Loss)                      $ 53,774  $  (1,604)  $ (17,993)
   Adjustments to reconcile net income
   (loss) to net cash provided (used) by
   operating activities:
     Depreciation and depletion              1,696      1,480       2,407
     Amortization of GNMA discount              (7)       (33)        (91)
     Gain on sale of assets                (73,610)    (4,295)          -
     Change in operating assets and liabilities
      Accounts receivable                        -         85         (16)
      Tax refunds                                -      2,900      (2,051)
      Accrued expenses                     (11,914)    (3,614)     (6,673)
      Deferred income taxes                 10,064     (2,000)     (1,741)

        Net Cash Provided
         (Used) by
         Operating Activities	           (19,997)    (7,081)    (26,158)

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments received on
    notes receivable                        10,617     10,363      32,411
  Issuance of notes receivable             (55,000)         -           -
   Purchases of securities
    and investments                              -          -      (7,362)
   Proceeds from sale
    of securities                                -     11,657           -
  Proceeds from sale of land                79,452          -           -
  Capital expenditures                      (2,697)         -           -
   Return of principal GNMA                    324        315         698

        Net Cash Provided (Used)
         by Investing Activities            32,696     22,335      25,747

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Unaudited)
((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((
                                              2005       2004       2003
CASH FLOWS FROM
 FINANCING ACTIVITIES
   Purchase and retirement
    of treasury shares                          -           -       (239)
   Principal payments on debt	                -           -    (58,800)

     Net Cash Provided (Used) by
      Financing Activities                      -           -    (59,039)

Net Increase (Decrease) in
 Cash and Cash Equivalents                 12,699      15,254    (59,450)

CASH AND CASH EQUIVALENTS,
Beginning of Year                          35,052      19,798     79,248

CASH AND CASH EQUIVALENTS,
End of Year                             $  47,751   $  35,052  $  19,798


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the year:
    Income taxes                        $    800    $     800   $    214

    Interest                            $    409    $   1,503   $  4,258


SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING ACTIVITIES

  Unrealized holding
   gains (losses)
   arising during period                $      -    $   3,219   $    432



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

Cash and Cash Equivalents

  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a purchased maturity of three months or less to be cash equivalents.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

                                               2005        2004


  Furniture and equipment                  $  27,309    $ 24,613
  Land                                       233,861     239,702
  Less:  Accumulated depreciation            (23,666)    (21,970)

                                             237,504     242,345

  Timber management development              164,078     164,078
  Less:  Accumulated depletion               (72,111)    (72,111)

                                              91,967      91,967

  Total Property and Equipment, net        $ 329,471   $ 334,312


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

                              Due within  Due after
                              one year    one year    Total    Total    Total


Patricia M. Qualls
  7% Note secured by
  Plumas County, California
  real property               $  2,188    $ 52,288  $ 54,476  $    -   $    -

Jack P. McLaughlin, Jr.
 10% Note secured by
 Plumas County, California
 real property                   1,392      42,311    43,703   44,963   46,105

David J. Estrella
 8% Note secured by
 Plumas County, California
 real property                   5,384      24,240    29,624   38,457   47,678

                              $  8,964    $118,839  $127,803  $83,420  $93,783


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

   The following reflect the estimated fair values of investment securities and amortized cost held at December 31, 2005, 2004, and 2003. Fair values are based on management's estimate.

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

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((

                                   2003

                                            Gross       Gross     Estimated
                                          Unrealized  Unrealized    Fair
                                 Cost       Gain         Loss      Value

Equity Securities
 available-for-sale           $  7,362    $   508     $     -     $  7,870

Mortgage-backed securities
 held to maturity                  673          -           -          673

                              $  8,035     $  508     $     -     $  8,543


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

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((

NOTE 9 - COMPREHENSIVE INCOME (LOSS)
  The components of comprehensive income, net of tax, are as follows for the years ended December 31:
                                            2005          2004          2003

Net Income (Loss)                       $ 53,774       $ (1,604)    $(17,993)
Other Comprehensive Income (Loss), net of tax:
Unrealized gains on securities:
  Unrealized holding gains (losses)
  arising during period                        -          3,219          432
  Less:  reclassification
  adjustment for (gains)
  losses included in net income                -         (3,651)           -
    Total Other Comprehensive
      Income (Loss)                            -           (432)         432

Comprehensive Income (Loss)             $ 53,774       $ (2,036)   $ (17,561)

The following shows the tax effect of each component of comprehensive income as of December 31:
Calculation of Unrealized Holding Gains (Losses)

                                           2005          2004          2003

Unrealized holding gains (losses) recognized
 in other comprehensive income            $    -      $  3,787      $   508

Income tax expense                             -          (568)         (76)

Total unrealized gain (loss), net of tax  $    -      $  3,219      $   432

Reclassification Adjustments
                                           2005          2004          2003

 Realized gain on sale of securities      $    -      $ (4,295)     $     -
 Income tax expense                            -           644            -

Net gain realized in net income           $    -      $ (3,651)     $     -


Accumulated other comprehensive income is comprised of only unrealized gains (losses) on investment securities.

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((((


NOTE 10 - INCOME TAXES

The provision (benefit) for income taxes consisted of the following for the years ended December 31:

                                        2005          2004          2003

  Federal income tax - current      $  3,816        $  848       $ (2,637)
  State income tax - current           2,055           800            800
  Federal income tax - deferred        6,332        (1,258)        (1,097)
  State income tax - deferred	       3,732          (742)          (646)

  Total (benefit) provision         $ 15,935      $   (352)      $ (3,580)

Deferred income taxes consisted of the following at December 31:

                                            2005               2004
Deferred tax liabilities:
  Federal
    Unrealized gain on securities         $     -           $      -
    Installment sale gain                  11,600              5,268

  State
   Installment sale gain                    6,837              3,105

  Total deferred tax
   Liabilities                           $ 18,437            $ 8,373