Form 10QSB
period 2006-06-30
CALIFORNIA ENGELS MINING CO
filed 2006-08-15
CIK 16317

SECURITIES AND EXCHANGE COMMISSION
Washington D. C.  20549

Form 10-QSB
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30,2006
Commission File No. 1-3871

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

OUTSTANDING AT June 30,2006: 757,226.04 shares.

Filing Contains 6 pages.

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED June 30,2006

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

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits: None
(b) During the quarter for which this report is filed, California-Engels Mining Company filed a Current Report on Form 8-k dated May 3, 2006, listing under Entry Into A Material Definitive Agreement information relative to an Exploration Permit With Option To Lease and Purchase agreement with American Sheffield, Inc., a Nevada corporation, a wholly owned subsidiary of Sheffield Resources Ltd., a British Columbia corporation, on its 36 patented lode mining claims and 162.12 acres of fee lands at Engelmine, Lights Creek Mining District, Plumas County California.


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CALIFORNIA-ENGELS MINING COMPANY
Registrant



August 14, 2006                          By: /s/ Norman A. Lamb
                                     Norman A. Lamb, President
                                     and Chief Executive Officer


August 14, 2006                          By: /s/ M. Blair Ogden
                                     M. Blair Ogden, Secretary-Treasurer
                                     and Chief Financial Officer

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED June 30,2006

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

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED June 30,2006

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

Date: August 14,2006

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

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED June 30,2006

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

Date: August 14, 2006
/s/ M. Blair Ogden
M. Blair Ogden,
Secretary-Treasurer and
Chief Financial Officer

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

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED June 30,2006

Date: August 14, 2006
/s/ Norman A. Lamb
Norman A. Lamb,
President and
Chief Executive Officer

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

Date: August 14, 2006

/s/ M. Blair Ogden
M. Blair Ogden,
Secretary-Treasurer and
Chief Financial Officer