Form 10-Q
period 2006-09-30
CALIFORNIA ENGELS MINING CO
filed 2006-10-04
CIK 16317

SECURITIES AND EXCHANGE COMMISSION
Washington D. C.  20549

Form 10-QSB
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2006
Commission File No. 1-3871

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

OUTSTANDING AT September 30, 2006: 757,226.04 shares.

Filing Contains 6 pages.

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits: None
(b) During the quarter for which this report is filed, California-Engels Mining Company filed a Current Report on Form 8-K dated September 18, 2006, listing under" Entry Into A Material Definitive Agreement" information pursuant to the Exploration Permit With Option
To Lease and Purchase dated April 18, 2006, American Sheffield, Inc., a Nevada corporation, a wholly owned subsidiary of Sheffield Resources
Ltd., a British Columbia corporation, exercised its option to enter into a Mining Lease with Option to Purchase Registrant's 36 patented lode mining claims and 162.12 acres of fee lands at Engelmine, Lights Creek Mining District, Plumas County California.


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CALIFORNIA-ENGELS MINING COMPANY
Registrant



October 3, 2006                      By: /s/ Norman A. Lamb
                                     Norman A. Lamb, President
                                     and Chief Executive Officer


October 3, 2006                         By: /s/ M. Blair Ogden
                                     M. Blair Ogden, Secretary-Treasurer
                                     and Chief Financial Officer

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

Date: October 3, 2006

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

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

Date: October 3, 2006
/s/ M. Blair Ogden
M. Blair Ogden,
Secretary-Treasurer and
Chief Financial Officer

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

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED September 30, 2006

Date: October 3, 2006
/s/ Norman A. Lamb
Norman A. Lamb,
President and
Chief Executive Officer

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

Date: October 3, 2006

/s/ M. Blair Ogden
M. Blair Ogden,
Secretary-Treasurer and
Chief Financial Officer