Form 10KSB
period 2006-12-31
CALIFORNIA ENGELS MINING CO
filed 2007-03-27
CIK 16317

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10KSB



Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006
Commission File No. 1-3871


CALIFORNIA-ENGELS MINING COMPANY

Incorporated in the                                         IRS Employer I.D.
State of California                                         No. 94-0357560


117 Crescent Street
P.O. Box 778
Greenville, California 95947-0778
Telephone Number (530) 284-6191

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

Yes   X      No


As of March 19, 2007, 757,226.04 capital shares were outstanding, and the aggregate market value of the common shares of California-Engels Mining Company held by nonaffiliates was approximately $853,483.


Documents Incorporated by Reference

     NONE



Filing Contains 23 Pages
FORM 10-KSB

ITEM 1.  Business

  Registrant was incorporated under the laws of the State of California on July 12, 1922, under the name of California Copper Corporation, as a holding company for the shares of its operating company, Engels Copper Mining Company which was incorporated under the laws of the State of California on June 19, 1901.
Engels Copper Mining Company was merged into California Copper Corporation on March 3, 1936, and the name of the merged company was changed to California-Engels Mining Company. Exploration and development commenced at the Engels Mine, Lights Creek Mining District, Plumas County, California, upon organization of Engels Copper Mining Company; but it was not until 1914 when the first all flotation mill for copper in the United States was built and actual production of copper started. From 1914 until operations were suspended due to the low price of copper in July, 1930, approximately 4,700,000 tons of ore were mined from the Engels and Superior mines and milled producing 160,170,000 pounds of copper and substantial values in gold and silver. Out of profits of this operation, the Registrant retired a bond issue of $500,000 and paid out more than $1,285,000 in dividends. During the 1930's the mining and milling plant, Engelmine townsite and the Indian Valley Railroad subsidiary were dismantled and sold.

  Registrants mining properties were continuously leased from September, 1947, to March, 1951; from March, 1951, to December, 1959; from November, 1960, to October, 1979; from August, 1980, to August, 1990; and from November, 1990, to April 1993. The lessee from 1964 to 1993 was Placer Dome U.S. Inc., the U.S. subsidiary of Placer Dome Inc., Vancouver, B.C., Canada. The Mining Lease With Option to Purchase, between the Registrant (Lessor) and Placer Dome U.S. Inc. (Lessee) was terminated by Placer Dome U.S. Inc. effective April 20, 1993. Registrant has received a substantial amount of technical data on its mining properties and maintains a library on the Plumas Copper Belt.

  During the 1960's and 1970's Placer Dome U.S. Inc. conducted an exploration and development program on Registrants Superior Mine, Sulphide Ridge property and Engels Mine. They identified two large porphyry-type copper bearing zones in the Superior Mine and on Sulphide Ridge. The Engels Mine was also estimated to contain copper mineralization amenable to bulk mining method. Both the Engels and Superior mines contain high grade underground copper mineralization. Other exploration targets remain to be tested including an intensely sheared area in the quartz monzonite southeast of the Superior Mine and north of Superior Ridge, the Quigley Prospect, the area between the Superior and Engels mines in the quartz monzonite near its contact with the coarse grained granite, along the main fault zone and the metavolcanic, quartz diorite, gabbro contact northeast of the Engels Mine and an indicated quartz monzonite intrusive beneath the Engels Mine where a deep ore system could be found. These deposits and prospects were not deemed economically attractive for many years. However in response to a projected global shortage of copper and higher prices, interest has renewed in the geologically unique Lights Creek Mining District.

  On April 18, 2006, Registrant entered into an Exploration Permit With Option To Lease and Purchase agreement with American Sheffield Inc., a Nevada corporation, a wholly owned subsidiary of Sheffield Resources Ltd., A British Columbia corporation, on its 36 patented lode mining claims and 162.12 acres of fee lands at Engelmine, Lights Creek Mining District, Plumas County, California. Subsequently on August 10, 2006, American Sheffield Inc. exercised its option to enter into the Lease and Purchase agreement. The Lease and Purchase agreement call for annual payments of $20,000 and the issuance of up to 250,000 shares of Sheffield Resources Ltd. Other clauses customary to mining leases are included in the agreement. To exercise its option to purchase the above Registrants property, American Sheffield Inc. may pay either 1,000,000 shares of Sheffield Resources Ltd. or $10,000,000. Registrant to receive an annual advance royalty payment of $60,000 subject to CPI adjustments or two percent (2%) of Net Smelter Returns, which ever is greater. Net Smelter Return royalties are capped at $25,000,000. Registrant retains the right to the timber on its above property and to manage its Engelmine Forest, California Tree Farm #2611 pursuant to its Non-Industrial Timber Management Plan and to extract road rock from the No. 10 Level dump of the Engels Mine. After mining and reclamation has been completed on the above property Registrant may request to have title to the lands transferred back to Registrant.

  A Non-Industrial Timber Management Plan on Registrants mining properties was approved by the California Department of Forestry and became effective July 2, 1999. The permitting process for this project began in August, 1994 with the start of the archaeological survey and the February, 1995 agreement with Shasta Land Management Consultants to prepare the Plan.

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

  From 1999 to 2001 Registrant engaged in mechanical thinning and timber harvest projects on its properties producing 1,809,520 board feet of timber. Hand thinning projects are ongoing on overstock areas of Registrants property. The purpose of the thinning harvests is to reduce fire danger, improve the timber stand, provide wildlife protection, remove hazard timber and improve aesthetics.

  The U.S.D.A. Forest Service approved its Sierra Nevada Forest Plan Amendment on January 21, 2004 and affirmed it after appeals on November 18, 2004. The plan will activate the Herger-Feinstein Quincy Library Group (HFQLG) pilot project on the Plumas National Forest. If the HFQLG is implemented it will result in surface ladder fuels thinning to reduce the extent and severity of wildland fires in the Plumas National Forest surrounding Registrants property

  Registrant is subject to a State of California General Industrial Activities Storm Water Permit. During the year, pursuant to the Registrants Storm Water Pollution Prevention Plan, catch and evaporation basins and monthly water sampling records were maintained.


ITEM 2.  Properties

      (a) Registrant is the fee owner of 36 patented lode mining claims totaling 736 acres, plus 239.24 acres of other patented lands at Engelmine, Lights Creek Mining District, Plumas County, California. Pursuant to the Exploration permit With Option to Lease and Purchase dated April 18, 2006, American Sheffield Inc., a Nevada Corporation, a wholly owned subsidiary of Sheffield Resources Ltd., a British Columbia corporation, exercised its option to enter into a Mining Lease with Option to Purchase Registrants 36 patented lode mining claims and 162.12 acres of other patented lands at Engelmine.

  The remaining 77.12 acres of Registrants patented lands at Engelmine are not subject to any encumbrance.

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

  The following table shows the high and low bid prices of Registrant's Capital Shares in the Over-the-Counter Market for the past two years:


                             High Bid            Low Bid
2006 Market Price            $15.00              $1.15
2005 Market Price            $ 4.00              $ .75

     (b)  Approximate number of holders of capital stock.
  The approximate number of holders of record of Registrants Capital Stock as of March 19, 2007 is 776.

     (c) Registrant has not paid a dividend on its Capital Stock because it has had an accumulated deficit since the merger in 1936. Prior to the current Lease and Purchase agreement the Board of Directors of the Registrant endeavored to earn income from the sale of timber, sale of land, sale of sand and rock and its bookkeeping business so funds were available for the maintenance of its mining properties and the implementation of its timber management plan. It is not the intention of the Registrant to pay dividends in the foreseeable future.

ITEM 6.  Selected Financial Data
      Year Ended December 31
      Selected Financial Data      2006     2005     2004     2003     2002
      -----------------------      ----     ----     ----     ----     ----
      Operating Revenues         64,464   27,914   24,531   31,493   36,614
      Net Income (Loss)          19,669   53,774   (1,604) (17,993)  (7,488)
       Income (loss) from
       continuing operations
       per capital share          0.026    0.071   (0.002)  (0.024)  (0.010)
      Total Assets              519,271  505,099  453,175  460,901  545,840
       Working Capital           25,051   47,751   35,052   19,798   79,248
       Shareholder's  Equity    501,950  482,215  428,441  430,477  448,277

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      (a) Financial condition, changes in financial condition and results of operations.

  During the 30 years its mining properties were leased, the Board of Directors of the Registrant endeavored to increase working capital, total assets and shareholder's equity in the event that its lessee, Placer Dome U.S. Inc., terminated its Mining Lease With Option to Purchase agreement and return the mining properties to the Registrant. This event occurred effective April 20, 1993. Thus funds were available to begin preparation of the Non-Industrial Timber Management Plan. Because timber and land sale revenues are infrequent, in order to provide regular monthly income the President of the Registrant, on January 1, 2000, transferred his bookkeeping business to the Registrant.
The current Lease and Purchase agreement will provide additional funds for operation. Changes in working capital, total assets and shareholders equity for the past five years are summarized as follows:

                                   2006     2005     2004     2003     2002
                                   ----     ----     ----     ----     ----
       Changes in
       Working Capital ($)         25,051   47,751   35,052   19,798   79,248
       Total Assets               519,271  505,099  453,175  460,901  545,840
       Shareholder's Equity       501,950  482,215  428,441  430,477  448,277

  The objective of the Board of Directors of the Registrant is to earn income from the Lease and Purchase agreement, the sale of timber, sale of land, sale of sand and rock, and its bookkeeping business so funds are available for the maintenance of its mining properties and the implementation of its Non-Industrial Timber Management Plan.

      (b)  Results of operations.

  Registrants principal sources of income are from the Lease and Purchase Agreement, sale of timber, sale of land, sale of sand and rock, bookkeeping business, interest and dividends. There is no assurance that any of the sources of income will continue at current rates into the future.

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

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

           (a)  Identification of directors.

      Director's Name     Positions      Year First  Principal
      and Age             and Offices    Elected     Occupation
      ---------------     -----------    ----------  ----------
      Norman A. Lamb      President       1978        Mining
      (70)                & Director                  Executive
                                                      Greenville,
                                                      CA
      Richard C. Poulton  Director        1993        Consultant
      (63)                                            San Mateo, CA
      M. Blair Ogden      Secretary-      2000        Retired
      (73)                Treasurer &                 Attorney at Law
                          Director                    San Rafael, CA

There are no arrangements or understandings between any of the foregoing persons and any other person or persons pursuant to which any of the foregoing persons were named as directors.

           (b)  Identification of executive officers.

      Name of Officer     Age            Office Held
      ---------------     ---            -----------
      Norman A. Lamb      70             President

      M. Blair Ogden      73             Secretary-Treasurer

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

          (2) M. Blair Ogden is a retired attorney and an officer and director of several public mineral companies. He was elected a Director of the Registrant on May 21, 2000 and Secretary-Treasurer on October 31, 2005.

          (3) Richard C. Poulton is a Consultant. He was elected a Director of the Registrant on March 27, 1993.

     (f)  Involvement in certain legal proceedings.

  There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

     (g)  Compliance with Section 16(a) of the Exchange Act

  Registrant is not aware of any person who at any time during the year 2006 was a director, officer or beneficial owner of more than 10 percent of Registrant's capital stock who failed to file on a timely basis reports required by Section 16(a) during 2006 or prior years.

     (h) As of year ended December 31, 2006, the Registrant did not have an audit committee. Its financial statements are unaudited therefore it has neither an audit committee nor an audit committee financial expert.

     (i) As of year ended December 31, 2006, the Registrant has not adopted a written code of ethics. Registrant has been in existence 105 years and is guided by tradition, its Articles of Incorporation and By-Laws. In addition its officers and directors are, or represent, substantial shareholders. Another document is not needed.

ITEM 11.  Executive Compensation

     (a)  Cash Compensation.


      Name of Individual or        Capacities in        Cash Compensation
      Number in Group              Which Served
      ---------------------        -------------        -----------------

      Norman A. Lamb               President            $ 0.00

      Officers and Directors
       as a group - Three persons
       including those named above.                     $ 0.00

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

  The following table shows, as of March 19, 2007, the number of shares of Capital Stock held by every person owning of record or known by the Registrant as owning beneficially more than five percent of the outstanding stock:

Title of Class    Name and Address       Amount and Nature     Percent
                  of Beneficial Owner    of Beneficial         of Class
                                         Ownership
--------------    -------------------    -----------------     -------
Capital Stock     Norman A. Lamb         280,231.5 shares      37%
 Par Value        P.O. Box 778           owned of record and
 $0.25 per share  Greenville, CA         beneficially *
                  95947

                  M. Blair Ogden         183,789 shares        24.2%
                  1228 Idylberry Road    owned
                  San Rafael, CA         beneficially **
                  94903

                  Poulton Trust          50,253 shares         6.6%
                  551 West 30th Ave.     owned of record
                  San Mateo, CA
                  94403

                  Reardon Family Trust   44,366 shares         5.8%
                  162 East Market St.    owned of record
                  Daly City, CA
                  94014


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

      (b)   Security ownership of management.

  The following table shows as of March 19, 2007, all shares of Capital Stock beneficially owned by all directors and all directors and officers of Registrant as a group:


Title of Class  Name of Beneficial   Amount and Nature of   Percent
                Owner                Beneficial Ownership   of Class
--------------  ------------------   --------------------   --------
Capital Stock   Norman A. Lamb       280,231.5 shares owned  37%
Par Value                            of record and
$0.25 per share                      beneficially *

                M. Blair Ogden       183,789 shares owned    24.2%
                                     beneficially **

                Richard C. Poulton   50,253 shares owned     6.6%
                                     beneficially ***

                All directors and    330,484.5 shares        43.6%
                officers as a group
                (three persons)



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

ITEM 13.  Certain Relationships and Related Transactions

        None

      PART IV


ITEM 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K


      (a)   Financial Statements:                              Page

            Balance Sheets as of December 31, 2006
               and December 31, 2005                           F 1


            Statements of Operations for the Years Ended
            December 31, 2006, December 31, 2005, and
            December 31, 2004                                  F 2


            Statements of Accumulated Deficit and
            Accumulated Other Comprehensive Income (Loss)
            for the Years Ended December 31, 2006,
            December 31, 2005, and December 31, 2004           F 3


            Statements of Cash Flows for the years ended
            December 31, 2006, December 31, 2005, and
            December 31, 2004                                 F 4-5


      (b)   Notes to Financial Statements                     F 6-13

      (c)   Exhibits

               None.

      (d)   No reports on Form 8-K were filed during the last quarter of 2006.

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

Date:  March 19, 2007

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                          By  /s/ Norman A. Lamb
                                                Norman A. Lamb
                                                President and Director
                                                March 19, 2007



                                          By  /s/ M. Blair Ogden
                                                M. Blair Ogden
                                                Secretary-Treasurer
                                                Director
                                                Chief Financial and
                                                Accounting Officer
                                                March 19, 2007



                                            By  /s/ Richard C. Poulton
                                                Richard C. Poulton
                                                Director
                                                March 19, 2007



CALIFORNIA-ENGELS MINING COMPANY
FORM 10-K
FOR THE PERIOD ENDED December 31, 2006

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

/s/ Norman A. Lamb                                     Date: March 19, 2007
Norman A. Lamb,
President and
Chief Executive Officer

CALIFORNIA-ENGELS MINING COMPANY FORM 10-K
FOR THE PERIOD ENDED December 31, 2006

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

   (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

   (c) evaluated the effectiveness of the registrants disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   (d) disclosed in this report any change in the registrants internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's board of directors (or persons performing the equivalent functions):

   (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrants ability to record, process, summarize and report financial information; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ M. Blair Ogden                                    Date: March 19, 2007
 M. Blair Ogden,
 Secretary-Treasurer and Chief Financial Officer

CALIFORNIA-ENGELS MINING COMPANY
BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(Unaudited)
-------------------------------------------------------------------------
ASSETS                                           2006           2005
 CURRENT ASSETS
  Cash                                      $  25,051      $  47,751
  Accounts receivable                               -              -
  Deeds of trust - current portion              6,930          8,964
  Tax refunds                                       -              -
     TOTAL CURRENT ASSETS                      31,981         56,715

PROPERTY AND EQUIPMENT, net                   327,633        329,471

 OTHER ASSETS
   Investments available for sale              10,077              -
   Investments held to maturity                     -             74
   Deeds of trust - net of current portion    149,580        118,839
     TOTAL OTHER ASSETS                       159,657        118,913
     TOTAL ASSETS                           $ 519,271      $ 505,099

LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Deferred income taxes                    $  10,451      $  18,437
   Accrued expenses                             6,870          4,447
     TOTAL LIABILITIES                         17,321         22,884

 STOCKHOLDERS' EQUITY
   Capital stock, par value $.25:
   California-Engels Mining Company,
    4,000,000 shares authorized; 757,226.04 shares
    issued and outstanding in 2006 and 2005 $ 189,307     $  189,307
   Accumulated other comprehensive income (loss)   65              -
   Reduction surplus                        2,800,092      2,800,091
   Accumulated deficit                     (2,487,514)    (2,507,183)
     TOTAL STOCKHOLDERS' EQUITY               501,950        482,215
     TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY              $   519,271    $   505,099



  The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Unaudited)
-------------------------------------------------------------------------
                                          2006          2005          2004
REVENUE
  Timber and gravel revenue         $               $    480     $       -
  Dividend income                        2,002           696           222
  Interest income                       15,194         8,592         8,409
  Professional services                 16,268        18,146        15,900
  Lease option income                   31,000             -             -
    Total Revenue                       64,464        27,914        24,531
OPERATING AND GENERAL EXPENSES
   Depreciation                          1,838         1,696         1,480
   Insurance                             1,725         1,726         1,701
   Miscellaneous                           510           355           283
   Office and storage rents                  -            86           510
   Office expenses                       1,183         1,219           386
   Payroll expense                       6,672         7,265         9,372
   Penalties                                 -             -            23
   Professional fees                     9,211         3,792         2,080
   Repairs and maintenance               4,753         1,690         2,764
   Taxes and licenses                    5,434         5,416         4,220
   Travel and per diem                     964           675           228
   Vehicle expense                       2,042           917         1,882
     Total Operating and
      General Expenses                  34,332        24,837        24,929
     Income (Loss) from
      Operations                        30,132         3,077          (398)
OTHER INCOME AND (EXPENSE)
   Timber expense                       (6,000)      (6,569)        (4,350)
   Gain on sale of assets                    -       73,610          4,295
   Interest                                (50)        (409)        (1,503)
   Total Other Income and (Expense)     (6,050)      66,632         (1,558)
   Income (Loss) Before Taxes           24,082       69,709         (1,956)
Benefit (provision) for income taxes    (4,413)     (15,935)           352
   Net Income (Loss)                 $  19,669   $   53,774      $  (1,604)
Income (Loss) Per Share              $   0.026   $    0.071      $  (0.002)


   The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Unaudited)
---------------------------------------------------------------------------

                                         2006          2005           2004

ACCUMULATED DEFICIT,
   Beginning of year              $(2,507,183)   $(2,560,959)   $(2,559,353)

Net Income (Loss)                      19,669         53,774         (1,604)

ACCUMULATED DEFICIT,
   End of year                    $(2,487,514)   $(2,507,183)   $(2,560,957)

ACCUMULATED OTHER COMPREHENSIVE
   INCOME (LOSS),
   Beginning of year              $         -    $         -    $      432

Other Comprehensive Income (Loss)          65              -           ( 432)

ACCUMULATED OTHER COMPREHENSIVE
   INCOME (LOSS),
   End of year                   $         65    $         -    $         -







   The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Unaudited)
---------------------------------------------------------------------------

                                             2006        2005        2004
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net Income (Loss)                      $ 19,669  $  53,774   $  (1,604)
   Adjustments to reconcile net income
   (loss) to net cash provided (used) by
   operating activities:
     Depreciation and depletion              1,838      1,696       1,480
     Amortization of GNMA discount               -         (7)        (33)
     Gain on sale of assets                      -    (73,610)     (4,295)
     Stock received for mineral lease      (10,000)         -           -
     Change in operating assets and liabilities
      Accounts receivable                        -          -          85
      Tax refunds                                -          -       2,900
      Accrued expenses                       2,423    (11,914)     (3,614)
      Deferred income taxes                 (7,983)    10,064      (2,000)

        Net Cash Provided
         (Used) by
         Operating Activities	              5,947   (19,997)     (7,081)

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments received on
    notes receivable                        28,849     10,617      10,363
  Issuance of notes receivable             (57,571)   (55,000)          -
  Proceeds from sale
    of securities                                -          -      11,657
  Proceeds from sale of land                     -     79,452           -
  Capital expenditures                           -     (2,697)          -
   Return of principal GNMA                     75        324         315

        Net Cash Provided (Used)
         by Investing Activities           (28,647)    32,696      22,335

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Unaudited)
----------------------------------------------------------------------------
                                              2006       2005       2004
CASH FLOWS FROM
 FINANCING ACTIVITIES
   Purchase and retirement
    of treasury shares                          -           -          0
   Principal payments on debt                   -           -          0

     Net Cash Provided (Used) by
      Financing Activities                      -           -           0

Net Increase (Decrease) in
 Cash and Cash Equivalents                (22,700)     12,699     15,254

CASH AND CASH EQUIVALENTS,
Beginning of Year                          47,751      35,052     19,798

CASH AND CASH EQUIVALENTS,
End of Year                             $  25,051   $  47,751  $  35,052


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the year:
    Income taxes                        $ 10,101    $     800   $    800

    Interest                            $           $   409   $  1503


SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING ACTIVITIES

  Unrealized holding
   gains (losses)
   arising during period                $      -    $   -    $    3,219



   The accompanying notes are an integral part of these financial statements.

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
------------------------------------------------------------------------------

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

Nature of Activity

  The Company's principal line of business is development of mineral and timber properties. The principal revenue sources currently consist of timber, land and rock sales, and investment and rental income. The Company's properties are located in the western United States.

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

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
-----------------------------------------------------------------------------

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

                                               2006        2005


  Furniture and equipment                  $  27,309    $ 27,309
  Land                                       233,861     233,861
  Less:  Accumulated depreciation            (25,504)    (23,666)

                                             235,666     237,504

  Timber management development              164,078     164,078
  Less:  Accumulated depletion               (72,111)    (72,111)

                                              91,967      91,967

  Total Property and Equipment, net        $ 327,633   $ 329,471


NOTE 3 - MINING CLAIMS AND FEE LAND OWNED

   At December 31, 2006, the Company was the owner of 36 patented lode mining claims totaling 736 acres comprising the Engels and Superior Mines and 245.28 acres of patented land at Engelmine, Lights Creek Mining District, Plumas County, California.

   At December 31, 2006, the Company was the owner of five patented lode mining claims totaling 100 acres on Ward Creek in the Genesee Mining District, Plumas County, California.


CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
------------------------------------------------------------------------------

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

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
------------------------------------------------------------------------------

NOTE 5 - DEEDS OF TRUST

   Trust deed notes receivable consisted of the following at December 31:

                                   2006                       2005      2004

                              Due within  Due after
                              one year    one year    Total    Total    Total


Patricia M. Qualls
  7% Note secured by
  Plumas County, California
  real property               $  2,346   $ 47,596  $ 49,942   $52,288  $    -

Jack P. McLaughlin, Jr.
 10% Note secured by
 Plumas County, California
 real property                   4,583      95,055    99,638   42,311   44,963

David J. Estrella
 8% Note secured by
 Plumas County, California
 real property                       -           -         -   24,240   38,457

                              $  6,929    $142,651  $149,580 $118,839  $83,420


CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
------------------------------------------------------------------------------

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

   The investment securities portfolio was comprised of items classified as held-to-maturity at December 31, 2006 and 2005.

   The following reflect the estimated fair values of investment securities and amortized cost held at December 31, 2006, 2005, and 2004. Fair values are based on management's estimate.

                                   2006

                                            Gross      Gross     Estimated
                                          Unrealized  Unrealized   Fair
                                 Cost       Gain        Loss       Value
Equity Securities
 available-for-sale           $ 10,077    $     -     $     -     $ 10,077

Mortgage-backed securities
 held to maturity                    -          -           -            -

                              $      -    $     -     $     -     $      -

                                   2005

                                            Gross        Gross    Estimated
                                          Unrealized   Unrealized   Fair
                                  Cost      Gain         Loss      Value
Equity Securities
 available-for-sale           $      -      $    -     $     -    $     -

Mortgage-backed securities
 held to maturity                    -           -           -           -

                              $      -      $    -     $     -    $      -

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
-----------------------------------------------------------------------------

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


Proceeds from the sale of equity securities were $11,657 in 2004. No equity securities were sold in 2005 or 2006.

NOTE 7 - CAPITAL STOCK

  The Company retired no odd lot shares in 2006 or 2005 but retired odd lots totaling 1,464.90 shares of capital stock in 2004.

NOTE 8 - CONTINGENT LIABILITIES

  The Company is not a defendant in any legal proceeding nor is there any litigation in progress, pending or threatened against the Company.

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
------------------------------------------------------------------------------

NOTE 9 - COMPREHENSIVE INCOME (LOSS)
  The components of comprehensive income, net of tax, are as follows for the years ended December 31:
                                            2006          2005          2004

Net Income (Loss)                       $ 19,671       $ 53,774     $ (1,604)
Other Comprehensive Income (Loss), net of tax:
Unrealized gains on securities:
  Unrealized holding gains (losses)
  arising during period                       77              -        3,219
  Less:  reclassification
  adjustment for (gains)
  losses included in net income                -              -       (3,651)
    Total Other Comprehensive
      Income (Loss)                           77              -         (432)

Comprehensive Income (Loss)             $ 19,748       $ 53,774    $  (2,036)

The following shows the tax effect of each component of comprehensive income as of December 31:
Calculation of Unrealized Holding Gains (Losses)

                                           2006          2005          2004

Unrealized holding gains (losses) recognized
 in other comprehensive income            $   77      $      -      $ 3,787

Income tax expense                           (12)            -         (568)

Total unrealized gain (loss), net of tax  $   65      $      -      $ 3,219

Reclassification Adjustments
                                           2006          2005          2004

 Realized gain on sale of securities      $    -      $      -      $(4,295)
 Income tax expense                            -             -          644

Net gain realized in net income           $    -      $      -      $(3,651)


Accumulated other comprehensive income is comprised of only unrealized gains (losses) on investment securities.

CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
------------------------------------------------------------------------------


NOTE 10 - INCOME TAXES

The provision (benefit) for income taxes consisted of the following for the years ended December 31:

                                        2006          2005          2004

  Federal income tax - current      $  7,595        $3,816       $    848
  State income tax - current           4,814         2,055            800
  Federal income tax - deferred       (5,031)        6,332         (1,258)
  State income tax - deferred	        (2,965)        3,732           (742)

  Total (benefit) provision         $  4,413      $ 15,935       $   (352)

Deferred income taxes consisted of the following at December 31:

                                            2006               2005
Deferred tax liabilities:
  Federal
    Installment sale gain                   6,576             11,600

  State
   Installment sale gain                    3,875              6,837

  Total deferred tax
   Liabilities                           $ 10,451            $18,437

NOTE 11 - Mining Lease

On April 18, 2006, the Company entered into an Exploration Permit with Option to Lease and Purchase Agreement with American Sheffield Inc., a Nevada corporation, wholly owned subsidiary of Sheffield Resources Ltd., a British Columbia corporation, on its 36 patented lode mining claims and 162.12 acres of its feelands at Engelmine, Lights Creek Mining District, Plumas County, California. On August 10, 2006, American Sheffield Inc. exercised its option to enter into the Lease and Purchase agreement on the Companys property. The lease provides for annual rental payments, issuance of shares of Sheffield Resources Ltd., minimum annual work requirement and a net smelter royalty when in production. The Company retained the rights to the timber on the property and to manage its Engelmine Forest, California Tree Farm #2611 purchase to its Non-Industrial Management Plan.