Form 10QSB
period 2007-09-30
CALIFORNIA ENGELS MINING CO
filed 2007-10-01
CIK 16317

SECURITIES AND EXCHANGE COMMISSION
Washington D. C.  20549

Form 10-QSB
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2007
Commission File No. 1-3871

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

OUTSTANDING AT September 30, 2007: 757,226.04 shares.

Filing Contains 6 pages.

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

PART II - OTHER INFORMATION

Registrants Englemine Forest, California Tree Farm #2611 was severely damaged by the 65,000 acre Moonlight Fire on the Plumas National Forest between September 3rd and the 15th. A salvage timber harvest of dead and dying trees will begin on Registrants property within three weeks. Our mineral lessee, Sheffield Resources Ltd contractors drill rig, water truck and trailer survived the fire because of forest thinning by Registrant on its property. Drilling resumed at the Engels Mine copper prospect on September 14th.




Item 6.  Exhibits and Reports on Form 8-K.

          None


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CALIFORNIA-ENGELS MINING COMPANY
Registrant



October 1st, 2007           By: /s/ Norman A. Lamb
                                     Norman A. Lamb, President
                                     and Chief Executive Officer


October 1st, 2007           By: /s/ M. Blair Ogden
                                     M. Blair Ogden, Secretary-Treasurer
                                     and Chief Financial Officer

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

Date: October1st, 2007

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

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

Date: October 1st, 2007

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

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED September 30, 2007

Date: October 1st, 2007

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

Date: October 1st, 2007

/s/ M. Blair Ogden
M. Blair Ogden,
Secretary-Treasurer and
Chief Financial Officer