Form 10KSB
period 2007-12-31
CALIFORNIA ENGELS MINING CO
filed 2008-03-31
CIK 16317

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-KSB


Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Fiscal Year Ended December 31, 2007

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

     Yes   X      No


As of March 17, 2008, 757,226.04 capital shares were outstanding, and the aggregate market value of the common shares of California-Engels Mining Company held by non-affiliates was approximately $768,135.

Documents Incorporated by Reference
NONE


Filing Contains 27 Pages
PART 1

ITEM 1.  Business

Registrant was incorporated under the laws of the State of California on July 12, 1922, under the name of California Copper Corporation, as a holding company for the shares of its operating company, Engels
Copper Mining Company which was incorporated under the laws of the State of California on June 19, 1901. Engels Copper Mining Company was merged into California Copper Corporation on March 3, 1936, and the name of the merged company was changed to California-Engels
Mining Company.  Exploration and development commenced at the Engels
Mine, Lights Creek Mining District, Plumas County, California, upon organization of Engels Copper Mining Company; but it was not until 1914 when the first all flotation mill for copper in the United States was built and actual production of copper started. From 1914 until operations were suspended due to the low price of copper in July, 1930, approximately 4,700,000 tons of ore were mined from the Engels and Superior mines and milled producing 160,170,000 pounds of copper and substantial values in gold and silver. Out of profits of this operation, the Registrant retired a bond issue of $500,000 and paid out more than $1,285,000 in dividends. During the 1930's the mining and milling plant, Engelmine town site and the Indian Valley Railroad subsidiary were dismantled and sold.

Registrant's mining properties were continuously leased from September, 1947, to March, 1951; from March, 1951, to December, 1959; from November, 1960, to October, 1979; from August, 1980, to August, 1990; and from November, 1990, to April 1993. The lessee from 1964 to 1993 was Placer Dome U.S. Inc., the U.S. subsidiary of Placer Dome Inc., Vancouver, B.C., Canada. The Mining Lease With Option to Purchase, between the Registrant (Lessor) and Placer Dome U.S. Inc. (Lessee) was terminated by Placer Dome U.S. Inc. effective April 20, 1993. Registrant received a substantial amount of technical data on its mining properties and maintains a library on the Plumas Copper Belt.

During the 1960's and 1970s Placer Dome U.S. Inc. conducted an exploration and development program on Registrant's Superior Mine, Sulphide Ridge property and Engels Mine. They identified two large porphyry-type copper bearing zones in the Superior Mine and on Sulphide Ridge. The Engels Mine was also estimated to contain copper mineralization amenable to bulk mining method. Both the Engels and Superior mines contain high-grade surface and underground copper mineralization. Other exploration targets remain to be tested including an intensely sheared area in the quartz monzonite southeast of the Superior
Mine and north of Superior Ridge, the Quigley Prospect, the area between the Superior and Engels mines in the quartz monzonite near its contact with the coarse grained granite, along the main fault zone and the metavolcanic, quartz diorite, gabbro contact northeast of the Engels Mine and an indicated quartz monzonite intrusive beneath the Engels Mine where a deep ore system could be found.These deposits and prospects were not deemed economically attractive for many years. However in response to a projected global shortage of copper and higher prices, interest renewed in the geologically unique Lights Creek Mining District.


On April 18, 2006, Registrant entered into an Exploration Permit With Option to Lease and Purchase agreement with American Sheffield Inc., a Nevada corporation, a wholly owned subsidiary of Sheffield Resources Ltd., a British Columbia corporation, on its 36 patented lode mining claims and 162.12 acres of fee lands at Engelmine, Lights Creek Mining District, Plumas County, California. Subsequently on August 10, 2006, American Sheffield Inc.
excercised its option to enter into the Lease and Purchase agreement.
The Lease and Purchase agreement call for annual payments of $20,000 and the issuance of up to 250,000 shares of Sheffield Resources Ltd. Other clauses customary to mining leases are included in the agreement. To exercise its option to purchase the above Registrants property, American Sheffield Inc. may pay either 1,000,000 shares of Sheffield Resources Ltd. or $10,000,000. Registrant to receive an annual advance royalty payment of $60,000 subject to CPI adjustments or two percent (2%) of Net Smelter Returns, which ever is greater. Net Smelter Return royalties are capped at $25,000,000. Registrant retains the right to the timber on its above property and to manage its Engelmine Forest, California Tree Farm # 2611 pursuant to its Non-Industrial Timber Management Plan and to extract road rock from the No. 10 Level dump of the Engels Mine. After mining and reclamation has been completed on the above property Registrant may request to have title to the lands transferred back to Registrant.

During 2007, American Sheffield Inc., drilled a total of 2,322.7m in 32 HQ drill holes and took 250.3m long channel samples from surface trenches at the Engels Mine prospect. In addition the Number 3 Level of the Engels Mine was reopened and the accessible portion was continuously channel sampled. Drilling will resume in the spring of 2008 to further define the Engels Mine high-grade mineralization. The drill program is designed to define high-grade copper mineralization which may be mined in a pit of a copper leach mine.

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

From 1999 to 2001 Registrant engaged in mechanical thinning and timber harvest projects on its properties producing 1,809,520 board feet of timber. Hand thinning projects were ongoing on overstock areas of Registrants property.
The purpose of thinning harvests was to reduce fire danger, improve the timber stand, provide wildlife protection, remove hazard timber and improve aesthetics.

The U.S.D.A. Forest Service approved its Sierra Nevada Forest Plan
Amendment on January 21, 2004 and affirmed it after appeals on November 18, 2004. The plan was to activate the Herger-Feinstein
Quincy Library Group (HFQLG) pilot project on the Plumas National
Forest. If the Diamond Vegetation Management Project of the HFQLG had been implemented it would have resulted in surface ladder fuels thinning to reduce the extent and severity of wildland fire on the Plumas National Forest surrounding Registrants property. The project was blocked upon appeal by various environmental groups. Registrants Engelmine Forest tree farm was severely damaged by the 65,000 acre Moonlight Fire on the Plumas National Forest between September 3-15, 2007. Mineral lessee, American Sheffield Inc. contractors drill rig, water truck and trailer survived the fire because of forest thinning by Registrant around the Engels Mine. Pursuant to its Non-Industrial Timber Management Plan salvage logging of dead and dying trees began on Registrants property October 12, 2007 and will continue until completed. As a result of this wildland fire the registrants Non-Industrial Timber Management Plan pursuant to the California Forest
Practice Rules will have to be substantially amended.

Registrant is subject to a State of California General Industrial Activities Storm Water Permit. During the year, pursuant to the Registrants Storm
Water Pollution Prevention Plan, catch and evaporation basins were maintained. Water sampling was continued by mineral lessee, American Sheffield Inc.

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

     None

ITEM 4.  Submission of Matters to a Vote of Security Holders

     None

ITEM 5.  Market for the Registrant's Capital Stock and Related
        Shareholder Matters

                (a)  Principal Markets.

Registrant's shares of Capital Stock are quoted on the Over-the-Counter Market in the "pink sheets" which are available daily at www.pinksheets.com under the symbol "CAEN".

The following table shows the high and low bid prices of Registrants Capital Shares in the Over-the-Counter Market for the past two years:


                                         High Bid            Low Bid
2007 Market Price         $ 3.00                 $ 1.80
2006 Market Price         $15.00                $ 1.15

(b) Approximate number of holders of Capital Stock.

The approximate number of holders of record of Registrant's
Capital Stock as of March 17, 2008 is 763.

(c) Registrant has not paid a dividend on its Capital Stock because it has had an accumulated deficit since the merger in 1936.
The Board of Directors of the Registrant is endeavoring to earn income from the sale of salvage timber, mineral lease rental, interest, dividends and its bookkeeping business so funds are available for the maintenance of its mining properties and the implementation of its timber management plan. It is not the intention of the Registrant to pay dividends in the foreseeable future.

ITEM 6.  Selected Financial Data Year Ended December 31

Selected Financial Data

                          2007        2006      2005       2004       2003
Operating
Revenues           175,130     64,464   27,914    24,531    31,493

Net Income
(Loss)                31,747    19,669   53,774   (1,604)    (17,993)

Income (loss)
from continuing
operations per
capital share              .042      0.026    0.071      (0.002)     (.024)

Total Assets       546,315   508,820   505,099  453,175   460,901

Working
Capital               184,301     25,051    47,751      35,052    19,798

Shareholder's
Equity                532,952   501,950   482,215   428,441  430,477

ITEM 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

(a) Financial condition, changes in financial condition and results of operations.

During the 30 years its mining properties were leased, the Board of Directors of the Registrant endeavored to increase working capital, total assets and shareholder's equity in the event that its lessee, Placer Dome U.S. Inc., terminated its Mining Lease
With Option to Purchase agreement and return the mining properties to the Registrant. This event occurred effective April 20, 1993.
Thus funds were available to begin preparation of the Non-Industrial Timber Management Plan. To provide regular monthly income the President of the Registrant, on January 1, 2000, transferred his bookkeeping business to the Registrant. The current Lease and Purchase agreement and salvage logging operation will provide additional funds for operation. Changes in working capital, total assets and shareholders equity for the past five years are summarized as follows:

                       2007            2006        2005     2004         2003

Changes
Working
Capital       ($)184,301        25,051     47,751    35,052       19,798

Total
Assets            546,315     508,820    460,901   460,901     460,901

Shareholders
Equity             532,952     501,950    430,477   430,477     430,477

The objective of the Board of Directors of the Registrant is to earn income from the Lease and Purchase agreement, the sale of salvage timber and its bookkeeping business so funds are available for the maintenance of its mining properties and the implementation of its Non-Industrial Timber Management Plan.

(b)  Results of operations.

Registrants principal sources of income are from the Lease and Purchase agreement, the sale of salvage timber, its bookkeeping business, interest and dividends. There is no assurance that any of the sources of income will continue at current rates into the future.

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

ITEM 9A. Controls and Procedures

With the participation of management, the Registrants chief executive officer and chief financial officer evaluated its disclosure controls and procedures on December 31, 2007, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Registrant filing of its annual report on Form 10-K for the year ended December 31, 2007.

During 2007, there was no change in the Registrants internal controls over financial reporting that has materially affected, or is likely to materially affect, the Registrant's internal controls over financial reporting.

ITEM 9B. Other Information

                  None

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

(a)  Identification of directors.

Director's Name, Age, Positions and Offices, Year First Elected, and Principal Occupation

Norman A. Lamb (71) President & Director, 1978,
Mining Executive
Greenville, CA

Richard C. Poulton (64) Director,1993,
Consultant,
San Mateo, CA

M. Blair Ogden (74) Secretary-Treasurer & Director, 2000,
Retired Attorney at Law
San Rafael, CA

There are no arrangements or understandings between any of the foregoing persons and any other person or persons pursuant to which any of the foregoing persons were named as directors.

(b)  Identification of executive officers.

Name of Officer        Age   Office Held

Norman A. Lamb       71    President
M. Blair Ogden          74    Secretary-Treasurer

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

(g)  Compliance with Section 16(a) of the Exchange Act

Registrant is not aware of any person who at any time during the year 2007 was a director, officer or beneficial owner of more than 10 percent of Registrants capital stock who failed to file on a timely basis reports required by Section 16(a) during 2007 or prior years.

(h) As of year ended December 31, 2007 the Registrant did not have an audit committee. Its financial statements are unaudited therefore it has neither an audit committee nor an audit committee financial expert.

(i) As of year ended December 31, 2007, the Registrant has not adopted a written code of ethics. Registrant has been in existence 106 years and is guided by tradition, its Articles of Incorporation and By-Laws. In addition its officers and directors are, or represent, substantial shareholders. Another document is not needed.

ITEM 11.  Executive Compensation

 (a)  Cash Compensation.

Name of Individual or Number in Group,
Capacities in Which Served,
Cash Compensation,

Norman A. Lamb,
President,
$ 0.00

Officers and Directors as a group,
Three persons including those named above.
$ 0.00

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

The following table shows, as of March 17, 2008, the number of shares of Capital Stock held by every person owning of record or known by the Registrant as owning beneficially more than five percent of the outstanding stock.

Title of Class Name, Address of Beneficial Owner,
Amount and Nature of Beneficial Ownership, Percent of Class
Capital Stock
Par Value
 $ .25 Per Share


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

** Includes 97,789 shares owned by Jenex Gold Corporation, a Washington corporation, of which Mr.Ogden is Secretary-Treasurer and a Director. Includes 86,000 shares owned by The Flowery Gold Mines Company of Nevada, a Nevada corporation, of which Mr Ogden is Secretary-Treasurer, a Director and substantial shareholder.

 (b) Security ownership of management.

The following table shows as of March 17, 2008, all shares of Capital
Stock beneficially owned by all directors and all directors and officers of Registrant as a group.

Title of Class, Name of Beneficial Owner, Amount and Nature of Beneficial Ownership, Percent of Class
Capital Stock
Par Value
$0.25 per share

Norman A. Lamb
280,231.5 shares owned of record and beneficially * 37%

M. Blair Ogden 183,789 shares owned beneficially **  24.2%

Richard C. Poulton  50,253 shares owned beneficially ***  6.6%

All directors and officers as a group (three persons)
330,484.5 shares   43.6%

* Includes 97,789 shares owned by Jenex Gold Corporation, a Washington corporation, of which Mr. Lamb is President, a Director and major shareholder. Includes 86,000 shares owned by The Flowery Gold Mines Company of Nevada, a Nevada corporation, of which Mr.Lamb is President, a Director and major shareholder. Mr. Lamb may be deemed to have shared voting and investment power with respect to such shares.

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

ITEM 13. Certain Relationships and Related Transactions

          None

PART IV


ITEM 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)  Financial Statements:                                  Page

Balance Sheets as of December 31, 2007
and December 31, 2006.                                   F 1

Statements of Operations for the Years Ended
December 31, 2007, December 31, 2006, and
December 31, 2005.                                          F 2

Statements of Accumulated Deficit and
Accumulated Other Comprehensive Income (Loss)
for the Years Ended December 31, 2007,
December 31, 2006, and December 31, 2005    F 3

Statements of Cash Flows for the years ended
December 31, 2007, December 31, 2006, and
December 31, 2005.                                          F 4-5

(b)  Notes to Financial Statements                      F 6-14

(c)  Exhibits

       None.

(d) No reports on Form 8-K were filed during the last quarter of 2007.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA-ENGELS MINING COMPANY
Registrant


By  /s/ Norman A. Lamb

Norman A. Lamb, President and Chief Executive Officer

Date:  March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By  /s/ Norman A. Lamb

Norman A. Lamb
President and Director
March 17, 2008


By  /s/ M. Blair Ogden

M. Blair Ogden
Secretary-Treasurer
Chief Financial and
Accounting Officer
March 17, 2008


By  /s/ Richard C. Poulton

Richard C. Poulton
Director
March 17, 2008



CALIFORNIA-ENGELS MINING COMPANY
FORM 10-K
FOR THE PERIOD ENDED December 31, 2007

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

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

1. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

1. The registrants other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Norman A. Lamb  Date: March 17, 2008
Norman A. Lamb,
President and
Chief Executive Officer


CALIFORNIA-ENGELS MINING COMPANY FORM 10-K
FOR THE PERIOD ENDED December 31, 2007

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

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

1. The registrants other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's board of directors
(or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

1. The registrants other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ M. Blair Ogden  Date: March 17, 2008
 M. Blair Ogden,
 Secretary-Treasurer and Chief Financial Officer

CALIFORNIA-ENGELS MINING COMPANY
BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
 (Unaudited)
-----------------------------------------------------------------
ASSETS                                        2007                     2006

CURRENT ASSETS

Cash                                         $ 184,301               $  25,051

Deeds of Trust
current portion                                5,063                     6,930

Total Current Assets                   189,364                   31,981

PROPERTY AND
EQUIPMENT, net                      234,640                327,633

OTHER ASSETS
Investments available for sale          32,200                  10,077

Deeds of trust
net of current portion                      89,991                149,580

Deferred Income taxes                        120                 (10,451)

TOTAL OTHER
ASSETS                                      122,311                149,206

Total Assets                              $ 546,315             $ 508,820


LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES                    2007                 2006

Accrued expenses                              13,363                6,870

Total Current Liabilities                       13,363               6,870

Long term Liabilities                             -                       -

Total Liabilities                                   13,363               6,870

STOCKHOLDERS  EQUITY
Capital Stock, par value $.25:

California-Engels Mining Company,
4,000,000 shares authorized 757,226.04
shares issued and
outstanding in                                    2007                 2006

                                                     $189,307           $189,307

Accumulated other
comprehensive
income (loss)                                      (680)                    65

Reduction surplus                            2,800,092            2,800,092

Accumulated deficit                        (2,455,767)          (2,487,514)

Total Stockholders' Equity                   532,952                501,950

Total Liabilities and
Stockholders' Equity                         $ 546,315              $ 508,820


The accompanying notes are an integral part of these financial statements. CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Unaudited)
-----------------------------------------------------------------------------
                                           2007            2006            2005

REVENUE
Timber salvage sales        $ 107,098        $  -                $  -

Dividend income                  2,809          2,002             696

Interest income                     5,773        15,194           8,592

Professional services            14,450       16,268         18,146

Lease option income            45,000         31,000             480

Total Revenue                   175,130         64,464        27,914


OPERATING AND GENERAL EXPENSES

Depreciation                      1,026              1,838            1,696

Insurance                           1,575              1,725            1,726

Miscellaneous                       390                 510               355

Office and
storage rents                      6,000              -                     86

Office expenses                 1,930              1,183             1,219

Payroll expense                  6,594              6,672             7,265

Professional fees                 4,025             9,211             3,792

Repairs and maintenance     1,450             4,753             1,690

Taxes and licenses               3,540             5,434             5,416

Travel and per diem               494                964                675

Vehicle expense                   1,652             2,042               917

Salvage logging
expense                               9,232              -                    -

Total Operating and
General Expenses               37,908             34,332          24,837

Income (Loss) from
Operations                        137,222            30,132           3,077

OTHER INCOME and
(EXPENSE)

Timber plan
write off                       (91,967)       (6,000)        (6,569)

Gain (loss) on
sale of
assets                             1,485           -                 73,610

Interest                          -                  (50)                (409)

Total Other Income
and (Expense)                   (90,482)            (6,050)        66,632

Income (Loss)
Before Taxes                      46,740            24,082         69,709

Provision for
income taxes                    (14,993)            (4,413)       (15,935)

Net Income                     $ 31,747          $ 19,669      $ 53,774

Earnings Per Share          $ 0.042           $ 0.026         $ 0.071


The accompanying notes are an integral part of these financial statements. CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Unaudited)


ACCUMULATED
DEFICIT,                    2007                  2006                    2005

Beginning of year    $ (2,487,514)     $ (2,507,183)     $ (2,560,959)

Net Income                     31,747              19,669                53,774

ACCUMULATED
DEFICIT,
End of year              $ (2,455,767)     $ (2,487,514)     $ (2,507,183)

ACCUMULATED
OTHER
COMPREHENSIVE
INCOME (LOSS),

Beginning of year       $       65               $  -                     $  -

Other Comprehensive
Income (Loss)                (745)              65                          -

ACCUMULATED
OTHER
COMPREHENSIVE
INCOME (LOSS),

End of year                 $     (680)           $ 65                    $  -



The accompanying notes are an integral part of these financial statements. CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Unaudited)
------------------------------------------------------------------------------

                                    2007              2006             2005
CASH FLOWS
FROM OPERATING
ACTIVITIES

Net Income               $ 31,747       $ 19,669       $ 53,774
Adjustments to
reconcile net income
to net cash provided
(used) by operating
activities:

Depreciation and
depletion                       1,026             1,838             1,696

Amortization of
GNMA discount              -                    -                       (7)

Gain on sale
of assets                       1,485                -                (73,610)
Stock received for
mineral leases             (25,000)        (10,000)              -

Change in operating
assets and liabilities

Accounts
receivable                    -                     -                        -

Accrued expenses         6,493           2,423           (11,914)

Deferred income
taxes                          (10,440)        (7,983)           10,064

Net Cash Provided
(Used) by Operating
Activities                       2,341           5,947           (19,997)

CASH FLOWS
FROM INVESTING
ACTIVITIES

Payments received on
notes receivable           61,457         28,849            10,617

Issuance of
notes receivable              -              (57,571)           (55,000)

Timber plan loss          91,967           -                       -

Proceeds from sale
of securities                  3,485            -                       -

Proceeds from
sale of land                    -                   -                     79,452

Capital
expenditures                  -                  -                       (2,697)

Return of principal
GNMA                         -                    75                       324


Net Cash Provided
(Used) by
Investing
Activities                     $ 156,909    $ (28,647)        $ 32,696


The accompanying notes are an integral part of these financial statements. CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Unaudited)
-----------------------------------------------------------

                                      2007            2006            2005

CASH FLOWS
FROM FINANCING
ACTIVITIES

Purchase and retirement
of treasury shares              -                    -                  -

Principal payments
on debt                             -                    -                  -

Net Cash Provided
(Used) by
Financing Activities           -                     -                  -

Net Increase
(Decrease) in Cash
and Cash
Equivalents                  159,250        (22,700)      12,699

CASH AND CASH
EQUIVALENTS,

Beginning of Year          25,051          47,751       35,052

CASH AND CASH
EQUIVALENTS,

End of Year             $ 184,301       $ 25,051     $ 47,751


SUPPLEMENTAL
DISCLOSURE OF
CASH FLOW
INFORMATION

Cash paid during
the year:

Income taxes           $ 18,940          $ 10,101        $   800

Interest                   $  -                   $  -                 $ 1,503




The accompanying notes are an integral part of these financial statements. CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
------------------------------------------------------------------------------

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of California-Engels Mining Company (the Company) is presented to assist in understanding the Companys financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to Generally Accepted Accounting Principles and have been consistently applied in the preparation of the financial statements.

Nature of Activity

The Companys principal line of business is development of mineral and timber properties. The principal revenue sources currently consist of timber, land and rock sales, bookkeeping business, investment and rental income.
The Companys properties are located in the western United States.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

Basis of Accounting

The Company's books are maintained on the accrual method of accounting.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a purchased maturity of three months of less to be cash equivalents. In addition to its bank account, the company maintains its cash in money market investment accounts which are not insured by the Federal Deposit Insurance Corporation (FDIC). At
December 31, 2007 and 2006, the company had $161,765 and $19,982, respectively, in such accounts. The company has not experienced any losses in such accounts.

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

The accompanying notes are an integral part of these financial statements. CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006
------------------------------------------------------------------------------


Comprehensive Income

Pursuant to Financial Accounting Standards Board ("FASB") Statement No.130, Reporting Comprehensive Income, the Company reports any material components of comprehensive income in its financial statements.

Reclassification
Certain amounts in the prior year financial statements have been reclassified to conform to the current years financial statement presentation. Such reclassification had no effect on net equity or net income.


NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

                                                    2007                2006

Furniture and equipment         $   27,309        $   27,309

 Land                                        233,861           233,861

Less: Accumulated
depreciation                              (26,530)          (25,504)

                                                234,640          235,666

Timber management
development                                  -                164,078

Less: Accumulated
depletion                                       -                 (72,111)

                                                     -                  91,967

Total Property and
Equipment                            $ 234,640        $ 327,633


NOTE 3- MINING CLAIMS AND FEE LAND OWNED

At December 31, 2007, the Company was the owner of 36 patented lode mining claims totaling 736 acres comprising the Engels and Superior Mines and 245.28 acres of patented land at Engelmine, Lights Creek Mining District, Plumas County,California.

At December 31, 2007, the Company was the owner of five patented lode mining claims totaling 100 acres on Ward Creek in the Genesee Mining District, Plumas County, California.

The accompanying notes are an integral part of these financial statements. CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006
------------------------------------------------------------------------------

NOTE 4 - VALUATION OF MINERAL LANDS
DEFERRED INCOME TAXES

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

The accompanying notes are an integral part of these financial statements. CALIFORNIA?ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006
------------------------------------------------------------------------------

NOTE 5 - DEEDS OF TRUST

Trust deed notes receivable
consisted of the
following at
December 31,
           2007                                      2006     2005

            Due within   Due after  Total   Total     Total
            one year     one year

Patricia M.
Qualls
7% Note
secured by
Plumas
County,
California
real property
             $   -            $  -          $ -

                                                      $49,942   $52,288

Jack P.
McLaughlin, Jr.
10% Note
secured by
Plumas County,
California
real property
          5,063        89,991    95,054   99,638     42,311

David J.
Estrella
8% Note
secured by
Plumas County,
California
real property
                                                                         24,240

        $5,063     $89,991  $95,054  $149,580  $118,839


The accompanying notes are an integral part of these financial statements. CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006
------------------------------------------------------------------------------


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

The investment securities portfolio was comprised of items classified as held-to-maturity at December 31, 2007 and 2006.

The following reflect the estimated fair values of investment securities and amortized cost held at December 31, 2007, 2006, and 2005. Fair values are based on managements estimate.


Equity Securities available for sale

                                              2007

                 Gross                   Gross                  Estimated
                 Unrealized            Unrealized           Fair
     Cost     Gain                     Loss                   Valve


    $33,000    $  -                     $ (800)            $32,200

    $33,000    $  -                     $ (800)            $32,200

Equity Securities available for sale

                                                 2006

                    Gross                Gross                 Estimated
                    Unrealized         Unrealized          Fair
       Cost      Gain                  Loss                  Valve

       $10,000    $ 77                 $ -                 $10,077

       $10,000    $77                  $ -                 $10,077


The accompanying notes are an integral part of these financial statements. CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
----------------------------------------------------------------------------



Proceeds from the sale of equity securities were $3,485 in 2007.
No equity securities were sold in 2006 or 2005.

NOTE 7 - CAPITAL STOCK

The Company retired no odd lots shares in 2007.

NOTE 8 - CONTINGENT LIABILITIES

The Company is not a defendant in any legal proceeding nor is there any litigation in progress, pending or threatened against the Company.


The accompanying notes are an integral part of these financial statements. CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006
------------------------------------------------------------------------------


NOTE 9 - COMPREHENSIVE INCOME
The components of comprehensive income, net of tax, are as follows for the years ended
December 31:
                                        2007            2006              2005

Net Income (Loss)           $ 31,747      $19,669         $ 53,774

Other Comprehensive
Income, (Loss) net of tax:
Unrealized gains on securities:
Unrealized holding gains
(losses) arising
during period                       (877)                 77               -

Less:  reclassification
adjustment for (gains)
losses included in
net income                          -                       -                  -

Total Other Comprehensive
Income (Loss)                     (877)               -                 77

Comprehensive
Income (Loss)                  $ 30,870        $ 19,746       $ 53,774

The following shows the tax effect of each component of comprehensive income as of December 31:

Calculation of Holding
Gains (Losses)                      2007            2006           2005

Holding gains
(losses) recognized
in other comprehensive
income                             $ (877)            $ 77           $  -

Income tax expense               132              (12)              -

Total unrealized
gain (loss),
net of tax                            $  (745)          $ 65           $  -

Reclassification
Adjustments                           2007            2006          2005

Realized gain on
sale of securities                  $ 1,485          $ -                $ -

Income tax expense                (233)             -                   -

Net gain realized
in net income                       $ 1,262          $ -                $  -


Accumulated other comprehensive income is comprised of only unrealized gains (losses) on investment securities.

The accompanying notes are an integral part of these financial statements. CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006
------------------------------------------------------------------------------


NOTE 10 - INCOME TAXES

The provision (benefit) for income taxes consisted of the following for the years
ended December 31:
                                         2007           2006            2005


Federal income
tax - current                   $ 17,143        $ 7,595        $ 3,816

State income
tax - current                        8,290           4,814           2,055

Federal income
tax - deferred                    (6,569)         (5,031)          6,332

State income
tax - deferred                    (3,871)         (2,965)          3,732

Total (benefit)
provision                       $14,993         $ 4,413         $15,935

Deferred income taxes
consisted of the following
at December 31:
                                        2007           2006
Deferred tax
asset                                120              -

Deferred tax
liabilities:                           -                   -

Federal
Installment sale gain            -                6,576

State
Installment sale gain            -                3,875

Total deferred
tax liabilities                    $ -            $10,451


NOTE 11- MINING LEASE

On April 18, 2006, the Company entered into an Exploration Permit with Option to Lease and Purchase Agreement with American Sheffield Inc., a Nevada corporation, wholly owned subsidiary of Sheffield Resources Ltd., a British Columbia corporation, on its 36 patented lode mining claims and 162.12 acres of its feelands at Engelmine, Lights Creek Mining District, Plumas County, California. On August 10, 2006, American Sheffield Inc. excercised its option to enter into the Lease and Purchase agreement on the Companys property. The lease provides for annual rental payments, issuance of shares of Sheffield Resources Ltd., minimum annual work requirement and a net smelter royalty when in production. The company retained the rights to the timber on the property and to manage its Engelmine Forest, California Tree Farm # 2611 pursuant to its Non-Industrial Management Plan.




NOTE 12 - MOONLIGHT FIRE LOSS

The companys Engelmine Forest tree farm was severely damaged between September 3-15, 2007 by the 65,000 acre Moonlight Fire on the Plumas National Forest surrounding the Company's property. Pursuant to its Non-Industrial Timer Management Plan salvage logging of dead and dying trees began on October 12, 2007 and will continue until complete. As a result of this wildland fire the companys Non-Industrial Timber Management Plan pursuant to the California Forest Practice Rules will need to be substantially amended.

For financial statement purposes, the Company incurred a complete write down of its timber management plan resulting in a change to the 2007 Statement of Income in the amount of $91,968. Due to the long holding period of the land and timber, no significant book value for the timber was carried on the financial statements, and no impairment loss is warranted. The Company is performing an on going assessment of the potential economic loss.

Salvage cutting of the timber is expected to continue into 2008.