Form 10KSB/A
period 2007-12-31
CALIFORNIA ENGELS MINING CO
filed 2008-04-02
CIK 16317

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-KSB/A


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

The following table shows the high and low bid prices of Registrants Capital Shares in the Over-the-Counter Market for the past two years:

                    High Bid       Low Bid
2007 Market Price    $3.00           1.80
2006 Market Price    $15.00          1.15


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


Changes Working Capital

             2007        2006       2005      2004         2003
           184,301      25,051     47,751    35,052       19,798

Total
Assets     546,315     508,820    460,901   460,901      460,901

Shareholders
Equity
           532,952     501,950    430,477   430,477      430,477



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


/s/ M. Blair Ogden  Date: March 17, 2008
 M. Blair Ogden,
 Secretary-Treasurer and Chief Financial Officer


CALIFORNIA-ENGELS MINING COMPANY
BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
 (Unaudited)
-----------------------------------------------------------------
ASSETS                   2007                   2006

CURRENT ASSETS

Cash                   $184,301               $  25,051

Deeds of Trust
current portion           5,063                   6,930

Total Current Assets    189,364                  31,981

PROPERTY AND
EQUIPMENT, net          234,640                 327,633

OTHER ASSETS
Investments
available for sale       32,200                  10,077

Deeds of trust
net of current portion   89,991                 149,580

Deferred Income taxes       120                 (10,451)

TOTAL OTHER
ASSETS                  122,311                 149,206

Total Assets          $ 546,315               $ 508,820


LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES       2007                 2006

Accrued expenses         13,363                6,870

Total Current
Liabilities              13,363                6,870

Long term
Liabilities               -                     -

Total Liabilities        13,363                6,870

STOCKHOLDERS  EQUITY
Capital Stock, par value $.25:

California-Engels
Mining Company,
4,000,000 shares
authorized 757,226.04
shares issued and
outstanding in            2007                  2006

                       $189,307              $189,307

Accumulated
other
comprehensive
income (loss)             (680)                    65

Reduction
surplus              2,800,092              2,800,092

Accumulated
deficit             (2,455,767)            (2,487,514)

Total
Stockholders
Equity                 532,952                501,950

Total Liabilities
and  Stockholders
Equity               $ 546,315              $ 508,820


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

CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Unaudited)


ACCUMULATED
DEFICIT,                  2007              2006            2005

Beginning of
year                  $(2,487,514)      $(2,507,183)    $ 2,560,959)

Net Income                 31,747            19,669          53,774

ACCUMULATED
DEFICIT,
End of year           $(2,455,767)      $(2,487,514)    $(2,507,183)

ACCUMULATED
OTHER
COMPREHENSIVE
INCOME (LOSS),

Beginning of year     $        65       $     -         $    -

Other Comprehensive
Income (Loss)                (745)               65          -

ACCUMULATED
OTHER
COMPREHENSIVE
INCOME (LOSS),

End of year           $     (680)       $        65     $    -



The accompanying notes are an integral part of these financial statements. CALIFORNIA-ENGELS MINING COMPANY
STATEMENTS OF CASH FLOWS
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

            Due within   Due after  Total    Total     Total
            one year     one year

Patricia M.
Qualls
7% Note
secured by
Plumas
County,
California
real property
             $ -         $ -       $ -     $ 49,942    $ 52,288

Jack P.
McLaughlin, Jr.
10% Note
secured by
Plumas County,
California
real property
             $ 5,063     $ 89,991  $ 95,054 $ 99,638   $ 42,311

David J.
Estrella
8% Note
secured by
Plumas County,
California
real property  -           -         -         -         24,240

             $ 5,063    $ 89,991   $ 95,054 $ 149,580  $118,839


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


Equity Securities available for sale
                                      2006

                    Gross              Gross              Estimated
                    Unrealized         Unrealized         Fair
       Cost      Gain                  Loss               Valve

       $10,000    $ 77                 $ -                $10,077

       $10,000    $ 77                 $ -                $10,077


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


The accompanying notes are an integral part of these financial statements. CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006
------------------------------------------------------------------------------


NOTE 9 - COMPREHENSIVE INCOME
The components of comprehensive income, net of tax, are as follows for the years ended
December 31:
                              2007         2006           2005

Net Income (Loss)           $ 31,747      $19,669       $ 53,774

Other Comprehensive
Income, (Loss) net of tax:
Unrealized gains on
securities: Unrealized
holding gains(losses)
arising during period           (877)          77          -

Less:  reclassification
adjustment for (gains)
losses included in
net income                       -            -            -

Total Other Comprehensive
Income (Loss)                   (877)          77          -

Comprehensive
Income (Loss)               $ 30,870      $ 19,746       $ 53,774



The following shows the tax effect of each component of comprehensive income as of December 31:


Calculation of Holding
Gains (Losses)                2007          2006           2005

Holding gains
(losses) recognized
in other comprehensive
income                       $  (877)      $    77        $  -

Income tax expense               132           (12)          -

Total unrealized
gain (loss),
net of tax                   $  (745)      $    65        $  -

Reclassification
Adjustments                   2007          2006          2005

Realized gain on
sale of securities           $ 1,485       $  -           $  -

Income tax expense              (233)         -              -

Net gain realized
in net income                $ 1,262       $  -           $  -


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

The accompanying notes are an integral part of these financial statements. CALIFORNIA-ENGELS MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006
------------------------------------------------------------------------------


NOTE 10 - INCOME TAXES

The provision (benefit) for income taxes consisted of the following for the years
ended December 31:
                              2007         2006            2005


Federal income
tax - current              $ 17,143      $ 7,595         $ 3,816

State income
tax - current                 8,290        4,814           2,055

Federal income
tax - deferred               (6,569)      (5,031)          6,332

State income
tax - deferred               (3,871)      (2,965)          3,732

Total (benefit)
provision                  $ 14,993      $ 4,413        $ 15,935

Deferred income taxes
consisted of the following
at December 31:
                              2007         2006

Deferred tax
asset                           120         -

Deferred tax
liabilities:                    -           -

Federal
Installment sale gain           -          6,576

State
Installment sale gain           -          3,875

Total deferred
tax liabilities             $   -       $ 10,451


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




NOTE 12 - MOONLIGHT FIRE LOSS

The Companys Engelmine Forest tree farm was severely damaged between September 3-15, 2007 by the 65,000 acre Moonlight Fire on the Plumas National Forest surrounding the Companys property. Pursuant to its Non-Industrial Timber Management Plan salvage logging of dead and dying trees began on October 12, 2007 and will continue until complete. As a result of this wildland fire the Companys Non-Industrial Timber Management Plan pursuant to the California Forest Practice Rules will need to be substantially amended.

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