Form 10QSB
period 2008-03-31
CALIFORNIA ENGELS MINING CO
filed 2008-05-12
CIK 16317

SECURITIES AND EXCHANGE COMMISSION
Washington D. C.  20549

Form 10-QSB
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2008
Commission File No. 1-3871

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

OUTSTANDING AT March 31, 2008: 757,226.04 shares.

Filing Contains 6 pages.

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED March 31, 2008
PART I - FINANCIAL INFORMATION

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

PART II - OTHER INFORMATION

On April 24, 2008, our mineral lessee, Sheffield Resources Ltd., announced that they have entered into an agreement with Nevoro Inc. pursuant to which Nevoro Inc. will acquire 100 percent of the common shares of Sheffield Resources Ltd. For further information see www.sheffieldresources.com


Item 6.  Exhibits and Reports on Form 8-K.

          None


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CALIFORNIA-ENGELS MINING COMPANY
Registrant



May 12, 2008           By: /s/ Norman A. Lamb
                                     Norman A. Lamb, President
                                     and Chief Executive Officer


May 12, 2008          By: /s/ M. Blair Ogden
                                     M. Blair Ogden, Secretary-Treasurer
                                     and Chief Financial Officer

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED March 31, 2008

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

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED March 31, 2008

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

Date: May 12, 2008

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

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED March 31, 2008
CERTIFICATIONS, Continued

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

Date: May 12, 2008

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

CALIFORNIA-ENGELS MINING COMPANY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED March 31, 2008

Date: May 12, 2008

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

Date: May 12, 2008

/s/ M. Blair Ogden
M. Blair Ogden,
Secretary-Treasurer and
Chief Financial Officer